Form 10QSB
period 1995-03-31
CONTROL CHIEF HOLDINGS INC
filed 1995-05-12
CIK 814853

U. S. Securities and Exchange Commission
                                     Washington, D. C.  20549

                                          Form 10-QSB

          (Mark One)
          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended March 31, 1995

          [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from_______________ to_______________

                               Commission file number     0-15910

                                  CONTROL CHIEF HOLDINGS, INC.
             (Exact name of small business issuer as specified in its charter)

                       New York                        16-0955704
               (State or other jurisdiction         (I.R.S. Employer
            of incorporation or organization)       Identification No.)

                         200 Williams Street, Bradford, Pennsylvania  16701
                             (Address of principal executive offices)

                                        (814) 368-4132
                                 (Issuer's telephone number)

                                         Not Applicable
          (Former name, former address and former fiscal year, if changed since last report)

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


                             APPLICABLE ONLY TO CORPORATE ISSUERS

               The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of March 31, 1995 was 811,553 shares.

               Transitional Small Business Format (Check one): Yes  [ ] No  [X]

                            Control Chief Holdings, Inc. and Subsidiaries

                                           Table of Contents


                                                                        Page No.
          PART I Financial Information

          Item 1 Financial Statements
                 Consolidated Balance Sheets                                 3
                 Consolidated Statements of Earnings and Retained Earnings   5
                 Consolidated Statements of Cash Flows                       6
                 Notes to Financial Statements                               7

          Item 2 Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                   8

          PART II Other Information

          Item 2 Changes in Securities                                      11

          Item 6 Exhibits and Reports on Form 8-K                           12

          SIGNATURES                                                        12

          PART I - FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

          CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS

                                                        March 31,    June 30,
                                                          1995         1994
                                                      ----------    ----------
                                                      (Unaudited)

          ASSETS

          Current Assets
            Cash                                        $108,759     $106,572
            Receivables
              Trade, less allowance for doubtful
               accounts of $39,304 and $38,370         1,750,787    1,253,830
              Other                                       15,639       15,916
            Inventories
              Raw materials and subassemblies          1,616,325    1,429,214
              Work in process                            299,750      309,153
              Finished goods                              48,316       50,153
            Prepaid income taxes                          32,681       62,245
            Other prepaid items                           98,193       58,787
            Deferred income taxes                         47,915       47,915
                                                      ----------   ----------
                 Total current assets                  4,018,365    3,333,785
                                                      ----------   ----------
           Property, Plant and Equipment, at cost
            Land and improvements                         19,874       19,874
            Buildings and improvements                   247,435      231,087
            Machinery and other equipment              1,998,909    1,870,742
                                                      ----------   ----------
                 Total cost                            2,266,218    2,121,703

                 Less accumulated depreciation         1,330,446    1,194,154
                                                      ----------   ----------
                 Undepreciated cost                      935,772      927,549
                                                      ----------   ----------

          Other Assets
            Note receivable-SPC Technologies, Inc.        98,802      100,000
            Goodwill, less accumulated amortization
              of $60,562 and $41,588                     161,684       81,027
            Cash surrender value of officers' life
              insurance less policy loans of $53,563      18,509       18,509
                                                      ----------   ----------
                 Total other assets                      278,995      199,536
                                                      ----------   ----------
                                                      $5,233,132   $4,460,870
                                                      ==========   ==========

          See accompanying notes to financial statements.


          CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS-CONTINUED

                                                       March 31,     June 30,
                                                         1995          1994
                                                      ----------    ----------
                                                      (Unaudited)

          LIABILITIES AND STOCKHOLDERS' EQUITY

          Current Liabilities
            Short-term debt                            $435,000      $275,000
            Current maturities of long-term debt        272,615       223,694
            Accounts payable
              Trade                                   1,037,170       480,103
              Other                                      15,826        15,069
            Accrued items
              Salaries, wages, commissions and related
               payroll taxes                            364,303       309,534
              Income taxes                                 -           39,109
              Other                                      53,714        58,545
                                                     ----------    ----------
                 Total current liabilities            2,178,628     1,401,054
                                                     ----------    ----------

          Other Liabilities
            Long-Term Debt, less current maturities     863,893       987,435
            Deferred income taxes                        61,621        41,721
                                                     ----------    ----------
                 Total other liabilities                925,514     1,029,156
                                                     ----------    ----------

          Stockholders' Equity
            Common stock, authorized 5,000,000
             shares of $.50 par value; issued and
             outstanding 811,553 shares                 405,776       405,776

            Capital in excess of par value            1,223,701     1,223,701

            Retained earnings                           464,098       381,136

            Foreign currency translation adjustment      35,415        20,047
                                                     ----------    ----------
                 Total stockholders' equity           2,128,990     2,030,660
                                                     ----------    ----------
                                                     $5,233,132    $4,460,870
                                                     ==========    ==========


          See accompanying notes to financial statements.



          CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
          (UNAUDITED)
                                             Three Months Ended       Nine Months Ended
                                                  March 31,               March 31,
                                              1995        1994        1995        1994
                                           ----------  ----------  ----------  ----------

          Revenues
            Net sales                      $2,542,116  $1,949,209  $6,751,730  $5,323,335
            Other income                        7,667      34,952      31,216      41,004
                                           ----------  ----------  ----------  ----------
                 Total revenues             2,549,783   1,984,161   6,782,946   5,364,339
                                           ----------  ----------  ----------  ----------
          Costs and expenses
            Cost of products sold           1,646,636   1,206,982   4,275,111   3,126,957
            Selling general and
             administrative                   694,463     632,444   2,004,486   1,828,823
          Research and development             56,965      59,423     181,996     136,853
            Interest and financing             31,825      23,320      92,382      50,860
                                           ----------  ----------  ----------  ----------
              Total costs and expenses      2,429,889   1,922,169   6,553,975   5,143,493

          Earnings (loss) before
            income taxes                      119,894      61,992     228,971     220,846

          Federal and state income taxes
            Currently payable                  60,500      45,800      69,300     135,000
            Deferred (credit)                   8,400      (1,200)     19,900      (4,000)
                                           ----------  ----------  ----------  ----------
                                               68,900      44,600      89,200     131,000
                                           ----------  ----------  ----------  ----------
          Net earnings                         50,994      17,392     139,771      89,846

          Retained earnings at
            beginning of period               413,104     380,825     381,136     365,110

          Cash dividends paid                    -           -        (56,809)    (56,739)
                                           ----------  ----------  ----------  ----------
          Retained earnings at
            end of period                    $464,098    $398,217    $464,098    $398,217
                                           ==========  ==========  ==========  ==========

          Earnings per common share            $0.063      $0.021      $0.172      $0.111

          Dividends paid per common share        -          -          $0.07       $0.07

          Weighted average number of
            common shares outstanding         811,553     811,618     811,553     811,183




          See accompanying notes to financial statements.

          CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)
                                                             Nine Months Ended
                                                                 March 31 ,
                                                             1995          1994
                                                          ----------    ----------

          Cash flows from operating activities
            Net earnings                                    $139,771       $89,846
            Adjustments to reconcile net earnings to
             net cash provided by (used in)
              operating activities:
              Depreciation and amortization                  152,451       138,284
              Deferred income taxes                           19,900        (4,000)
              Change in assets and liabilities:
               (Increase) decrease in receivables           (488,271)     (388,254)
               (Increase) decrease in inventories           (168,275)     (400,798)
               (Increase) decrease in prepaid items
                 and other assets                           (108,919)      (35,130)
               Increase (decrease) in accounts payable
                 and accruals                                560,612       193,666
                                                          ----------    ----------
             Net cash provided by (used in)
               operating activities                          107,269      (406,386)
                                                          ----------    ----------
          Cash flows from investing activities
            Purchase of property, plant and equipment       (137,358)     (551,121)
            Receipts of principal on note receivable           1,198         5,127
                                                          ----------    ----------
             Net cash used in investing activities          (136,160)     (545,994)
                                                          ----------    ----------
           Cash flows from financing activities
            Net borrowing (repayments) of short-term debt    160,000       115,309
            Net borrowing (repayments) of long-term debt     (74,621)      743,821
            Dividends paid                                   (56,809)      (56,739)
            Exercise of stock options                           -            3,063
            Purchase of fractional common shares                -              (56)
                                                          ----------    ----------
             Net cash provided by financing activities        28,570       805,398
                                                          ----------    ----------
          Effect of exchange rate changes on cash              2,508        17,797
                                                          ----------    ----------
          Net increase (decrease) in cash                      2,187      (129,185)

          Cash at beginning of period                        106,572       186,273
                                                          ----------    ----------
          Cash at end of period                             $108,759       $57,088
                                                          ==========    ==========
          Cash paid during the period for:
             Interest                                        $97,802       $50,860
             Income taxes                                     78,845       235,075

          See accompanying notes to financial statements.

          CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
          NOTES TO FINANCIAL STATEMENTS


          1.  Principles of Consolidation

          The consolidated financial statements include the accounts of Control Chief Holdings, Inc., and its wholly-owned subsidiaries, Control Chief Corporation, Bradford Classics Woodworking, Inc. and IRT Holdings Limited (the "Company").

          The consolidated balance sheet as of March 31, 1995, and the related consolidated statements of earnings and retained earnings and cash flows for the three and nine month periods ended March 31, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

          The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report of the Company for the fiscal year ended June 30, 1994.

          2.  Earnings Per Common Share

          Earnings per common share are computed based on the weighted average shares of common stock outstanding during the period of computation. Although the Company has issued dilutive common stock equivalents in the form of incentive stock options, the dilutive effect of these securities in the aggregate is less than three percent of earnings per common share.

          3.  Cash Dividends Paid

          The Board of Directors of the Company approved a cash dividend totalling $56,809 ($.07 per share) payable on September 26, 1994 to holders of record at the close of business on August 26, 1994.

          4.  Business Changes

          Effective March 1, 1995, the Company acquired the net operating assets of NTR Technologies, Inc. for $100,000, of which, $20,000 was paid at the closing and the remaining $80,000 is being paid over 2 years at 8% interest. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, which is being amortized over fifteen years. The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition.

          ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Acquisitions

          In September 1993, the previously non-operating subsidiary, Bradford Classics Woodworking, Inc. began the start-up of a new wood processing operation through the purchase of equipment for approximately $430,000. The equipment acquired consists of various automated and manual machines used in the surfacing, sizing, molding and handling of hardwood dimension lumber. This operation is doing business under the name Tuna Valley Wood Products ("Tuna Valley"). At March 31, 1995, Tuna Valley has drawn down all available funds from its financing commitments as well as received its start-up capital from the Company. Effective March 1, 1995, the Company acquired the net operating assets of NTR Technologies, Inc. for $100,000, of which, $20,000 was paid at the closing and the remaining $80,000 is being paid over 2 years at 8% interest. NTR Technologies expertise is in radio frequency. With this acquisition, Control Chief hopes to enhance its product development. The operating results of this segment are included in the Company's consolidated results of operations from the date of acquisition. As of March 31, 1995, this segment's revenues and operating expenses did not have a material effect on the Company's results of operations. No further financial commitments are contemplated beyond the ordinary course of business.


          Liquidity

          The Company and its subsidiaries currently fund their needs for liquidity and capital resources through cash from operations, short-term and long-term borrowing.

          Control Chief Corporation has a $500,000 line of credit with Integra Bank/North ("Integra"), which matures on May 30, 1995. Management has a written commitment from Integra extending the line of credit to June 30, 1995 and believes that the line of credit will be renewed at the current interest rate for a one year period through June 30, 1996, and the amount increased to $750,000. Amounts outstanding under this line of credit bear interest at Integra's commercial base rate, variable, and are payable on demand. As of March 31, 1995, the rate of interest on Control Chief's line of credit was 9%. In connection therewith, Control Chief has granted Integra a general security interest in it assets, excluding real property and has agreed not to distribute dividends unless specific written approval is obtained from them. As of March 31, 1995, a total of $435,000 was outstanding under Control Chief's line of credit.

          In addition to the line of credit, Control Chief has a term loan with Integra Bank in the original principal amount of $900,000, obtained for the purpose of consolidating pre-existing short-term and long-term debt. Amounts outstanding under this loan bear interest at Integra's commercial base rate plus 1/2%, variable, and is being repaid in 60 consecutive monthly installments of principal plus interest. At March 31, 1995, $716,814 was outstanding under Control Chief's term loan at an interest rate of 9 1/2%. In connection therewith, the Company has granted Integra a general security interest in all of its assets, excluding real property, and has agreed not to distribute any dividends unless specific written approval is obtained from Integra. In addition, the Company has agreed to maintain a debt service coverage ratio in excess of 1.0 and no additional investment in or indebtedness with its foreign subsidiary, IRT Holdings Limited, without the written consent of Integra Bank.

          At March 31, 1995, Control Chief also had outstanding $80,000 of debt that is being repaid over two years at 8% interest. This seller financed debt was incurred with the purchase of the net operating assets of NTR Technologies, Inc., effective March 1, 1995.

          Tuna Valley has a term loan with Integra Bank in the original principal amount of $300,000 that was used for purchasing equipment for the start-up of its operations. Amounts outstanding under this loan bear interest at Integra's commercial base rate plus 3/4%, variable, and is being repaid in 60 consecutive monthly installments of principal plus interest. At March 31, 1995, $248,173 was outstanding under this term loan. In connection therewith, Tuna Valley has granted Integra a general security interest in all of its assets.

          In addition, Tuna Valley has a term loan with the City of Bradford, Pennsylvania in the original principal amount of $100,000 that was used for purchasing equipment. Amounts outstanding under this loan bear interest at 3% and are repayable in 84 consecutive monthly installments of principal plus interest. At March 31, 1995, $80,393 was outstanding under this term loan. In connection therewith, Tuna Valley has granted the City of Bradford a general security interest in all of its assets.

          The Company currently does not have a material commitment for any further capital expenditures and believes its current working capital is sufficient for its operations.

          Results of Operations

          Net sales for the quarter ended March 31, 1995 increased overall by $592,907 or 30.4% compared to the same quarter last year, and increased overall by $1,428,395 or 26.8% for the nine month period then ended. This increase reflects the inclusion of the net sales of Tuna Valley. Net sales of Tuna Valley increased by $1,081,539 compared to the same nine month period last year. This significant increase in net sales is reflective of the fact that Tuna Valley's sales have continued to steadily increase. Due to the volatility of the wood market and wood costs, management is unable to predict at this time whether this trend will continue. Control Chief experienced an increase in net sales of $256,810 or 17.1% as compared to the same quarter of the previous year. IRT experienced an increase in net sales of $52,998 or 31.3% for the quarter as compared to the same quarter the of previous year. This increase reflects a continued general improvement in the U.K. economy.

          Cost of products sold increased by $439,654 or 36.4% for the quarter and $1,148,154 or 36.7% for the nine months ended March 31, 1995 as compared to the same periods for last year. The dimensioned wood blanks segment, Tuna Valley, was responsible for $253,076 of the increase for the quarter and for $921,763 for the nine months ended March 31, 1995 as compared with the same periods last year. This increase corresponds to the increase in net sales for the comparable periods. The component cost of this segment is significantly higher than electronics manufacturing and as such generates a much lower gross profit rate. Cost of products sold at Control Chief increased by $127,717 or 15% for the quarter as compared to last year. This increase reflects the Company's increased sales for the current quarter as compared to the same quarter of the previous year, material cost increases and production wage increases. Cost of products sold at IRT increased by $58,861 or 55% for the quarter. This increase in cost of sales compared to the increase in sales for the quarter is due to products being sold with higher material costs. Additionally, short term fluctuations may result from changes in product mix for the period, as well as competitive discounting.

          Selling, general and administrative costs increased by $62,019 or 9.8% for the quarter and $175,663 or 9.6% for the nine months ended March 31, 1995 as compared with the same periods for last year. This overall increase reflects continued investment in areas of marketing, sales staffing and travel. Management is expanding the sales and marketing of the Company's products to domestic and foreign markets.

          Research and development costs decreased by $2,458 for the quarter and increased by $45,143 for the nine months ended March 31, 1995 as compared with the same periods last year. Although the Company experienced a decrease in costs for the current quarter as compared to the same period last year, the Company's policy remains a continuing commitment to invest funds in research and development to stay abreast of changes in technology and improve and expand its product lines in the electronic components and devices segment to remain competitive and responsive in the market. It is the policy of the Company not to release to the public continuing programs in research and development until products are ready for introduction. The premature public notification of product development, in the opinion of management, stands to potentially reduce the anticipated return on its research and development investment by notifying competitors of a significant portion of the Company's marketing strategy.

          Interest and financing charges increased by $8,505 for the quarter and $41,522 for the nine months ended March 31, 1995, as compared to the same periods for last year. The increase relates to the refinancing of short-term debt to a long-term note by Control Chief and the increase in short-term borrowing to finance overall increases in receivables, inventories and other assets, partially offset by increases in accounts payable and other accruals. The increase is also attributable to an increase in Integra Bank's commercial base interest rate as compared to the same period last year.

          Net earnings increased by $33,602 for the quarter and $49,925 for the nine months ended March 31, 1995 as compared to the same periods for last year. The provision for income taxes at March 31, 1994 on pre-tax income of $220,846 was $131,000. The provision for income taxes at March 31, 1995 on pre-tax income of $228,971 was $89,200. The decrease in the provision for income taxes of $41,800 over the comparable period of the previous year while pre-tax earnings for the nine month period ended March 31, 1995 increased by $8,125 is attributed to the increase in pre-tax income of the Company's foreign operations, and an overall decrease in pre-tax income of the Company's domestic operations. The pre-tax income earned by the foreign subsidiaries increases profitability for financial statement purposes but is not reflected when calculating taxable income. The foreign subsidiaries have considerable carryforward operating losses to offset its current and future taxable income. During the current year's quarter and nine months ended March 31, 1995, no beneficial tax credits were available.

          The Company earned $.063 per common share for the quarter March 31, 1995, resulting in nine months earnings of $.172 per common share. For the same period last year, the Company earned $.021 per common share for the quarter resulting in nine months earnings of $.111 per common share. These increases are reflective of the overall improvement in revenues and earnings over the comparable periods of the previous year.

          Net trade receivables at March 31, 1995 increased by $496,957 or 39.6% as compared with the balance as of June 30, 1994. The increase is reflective of the increase in net sales for the nine month period for the domestic and foreign operations.

          Inventories, in total increased $175,871 or 9.8% at March 31, 1995 as compared to June 30, 1994. Of this increase, inventory attributable to Tuna Valley's total inventory increased by $120,067. This increase is reflective of a number of customer orders in various stages of completion as of March 31, 1995. Management believes that the level and mix of Tuna Valley's inventory is sufficient to meet future demands and forecasts a reduction in Tuna Valley's overall inventories as in process orders are completed. Control Chief's raw materials and subassemblies inventory increased by $44,403. The Company's foreign subsidiaries inventory remained relatively unchanged. Management does not forecast any significant increases in overall inventories.

          Prepaid items increased by $9,842 or 8.1% as compared with the balance as of June 30, 1994. This increase reflects the practice of the Company of prepaying certain expenses, such as insurance, professional fees and taxes, at the beginning and during the fiscal year. This is typical of previous years.

          Undepreciated cost of property, plant and equipment remained relatively unchanged as compared with the balance as of June 30, 1994. Management does not anticipate any major capital expenditures in the near future.

          The Company's liquidity, measured in terms of working capital decreased by $92,994 or 4.8% as compared with the balance as of June 30, 1994. This decrease arises generally from net increases in short-term debt, current maturities of long-term debt and trade accounts payable. The current ratio decreased to 1.8 at March 31, 1995 from 2.3 at June 30, 1994.


          PART II - OTHER INFORMATION

          ITEM 2.  Changes in Securities

               a) Working Capital restrictions and other limitations upon the payment of dividends.

                  Common Stock, par value $.50 per share.

                  The Company has agreed not to distribute dividends unless specific written approval is received from Integra Bank/North. Additionally, the Company has agreed to maintain a debt service coverage ratio in excess of 1.0.

          ITEM 6.  Exhibits and Reports on Form 8-K

               a) None.

               b) None.



                                          SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Control Chief Holdings, Inc.
                                          ----------------------------
                                                  (Registrant)


          Date:  May 12, 1995             By:  \S\ Douglas S. Bell
                 ------------                  --------------------
                                               Douglas S. Bell
                                               Chairman of the Board