Form 10KSB
period 1995-06-30
CONTROL CHIEF HOLDINGS INC
filed 1995-09-29
CIK 814853

[DESCRIPTION]  CONTROL CHIEF HOLDINGS, INC. FORM 10-KSB 6-30-95


                  U.S. Securities and Exchange Commission
                         Washington, D. C.  20549
                                Form 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

                For the fiscal year ended June 30, 1995
                    Commission File Number 0-15910

                     Control Chief Holdings, Inc.
             (Name of small business issuer in its charter)

          New York                           16-0955704
(State or other jurisdiction of         (I.R.S. employer
incorporation or organization)          identification number)

      P.O. Box 141, 200 Williams Street, Bradford, Pennsylvania  16701
                        Telephone 814-368-4132

(Address, including zip code, and telephone number, including area code, of Registrant's principal executive office)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                        Name of each exchange
Title of each class:                    on which registered:
Common Stock - $.50 par value           The Nasdaq Small-Cap
                                             Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Issuer's revenues for the fiscal year ended June 30, 1995 were $9,003,036.

At August 31, 1995, the aggregate market value of voting common stock held by non-affiliates of the registrant computed at the last trade price of such stock of $3.06 was $1,085,284. As of August 31, 1995, the issuer had outstanding 811,553 shares of Common Stock, $.50 par value.

                 Documents incorporated by reference

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held November 17, 1995 are incorporated by reference into Part III of this Form 10-KSB.

                    CONTROL CHIEF HOLDINGS, INC.
               INDEX TO ANNUAL REPORT ON FORM 10-KSB
                 For the Year Ended June 30, 1995



Part I

Item 1    Description of Business

Item 2    Description of Property

Item 3    Legal Proceedings

Item 4    Submission of Matters to a vote of
          Security Holders

Part II

Item 5    Market for Common Equity and Related
          Stockholder Matters

Item 6    Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Item 7    Financial Statements

Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 9    Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10   Executive Compensation

Item 11 Security Ownership of Certain Beneficial Owners and Management

Item 12   Certain Relationships and Related Transactions

Item 13   Exhibits and Reports on Form 8-K

Signatures
PART I


ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business-

Control Chief Holdings, Inc. ("the Company") was incorporated in New York on June 12, 1968. The Company is a holding company and sole shareholder of Control Chief Corporation, Control Chief (UK) Limited, and Bradford Classics Woodworking, Inc. In the past, the Company was a designer and producer of monitoring devices for the automated welding industry. On February 1, 1991, pursuant to an Asset Purchase Agreement, the Company sold to SPC Technologies, Inc. the operating assets used in the business of designing, manufacturing and selling weld monitoring devices. At the annual meeting of the shareholders held November 20, 1992, a proposal to change the Company's name from Digimetrics, Inc. to Control Chief Holdings, Inc. was approved. At the same meeting, the shareholders approved a four into one reverse stock split. On February 10, 1992 a fire at the Randolph, New York site of Bradford Classics Woodworking, Inc. (Bradford Classics) destroyed the manufacturing facilities. The Company elected to discontinue the wood turning operations of the subsidiary. On September 15, 1993, Bradford Classics accepted delivery of equipment amounting to approximately $375,000 to be used in the start-up of a new wood processing operation. The equipment acquired consisted of various automated and manual machines utilized in the surfacing, sizing, molding and handling of hardwood dimension lumber. The operation conducts business under the name Tuna Valley Wood Products (Tuna Valley). On October 20, 1992 the Company acquired the remaining 50% of the outstanding voting shares of IRT Holdings, Limited of Canterbury, Kent, England. IRT Holdings became at that time a wholly owned foreign subsidiary of the Company. On November 18, 1994, the Board of Directors of the Company approved the name change of IRT Holdings to Control Chief (UK) Limited. Through March 31, 1995, Control Chief (UK) Limited was a holding company and sole shareholder of Infra-Red Technology Limited ("Infratech") and Vella Willson Limited ("V-W") both located in Canterbury, Kent, England. Effective April 1, 1995, Infratech and V-W were merged into Control Chief (UK) Limited, and continue to operate as separate divisions. The Financial Statements found in Part II, Item 7, present the results of operations for Control Chief Corporation, the Company's remote control subsidiary, Tuna Valley and Control Chief (UK).

Control Chief Corporation ("Control Chief"), is a Pennsylvania corporation which designs, engineers and produces remote control devices for material handling equipment and other industrial applications. Effective March 1, 1995, Control Chief acquired the net operating assets of NTR Technologies, Inc. for $100,000. NTR Technologies expertise is in radio frequency and it operates as a division of Control Chief. Control Chief (UK), is a foreign affiliate which designs, engineers and produces remote control devices for substantially the same markets as Control Chief, and also produces, to its customers' designs, power transformers. Tuna Valley is a Pennsylvania corporation which is an automated dimension mill located in Bradford, Pennsylvania and services the needs of customers for hardwood dimensioned blanks.

PRINCIPAL PRODUCTS AND SERVICES AND METHODS OF DISTRIBUTION

Electronic Components and Devices-

Control Chief designs, engineers and manufactures remote control devices for material handling equipment and other industrial applications. These controls use either radio or infrared waves as communications media to transmit control data from portable units to receivers mounted on various types of apparatus. Control Chief was among the first in its industry to apply infrared technologies to industrial remote control applications. All models of products are microprocessor based systems. Remote controls provide the customer a cost effective means to achieve greater operational safety and flexibility. These devices are utilized world-wide in concert with various material handling equipment, industrial machines, process equipment and mobile apparatus. Control Chief markets its products through a network of independent manufacturer's representatives located throughout the United States, Canada, Central and South America in key geographical centers. Additionally, products are sold through direct efforts, distributors, private labeling agreements and licensees. Control Chief (UK) Limited markets its products primarily through direct efforts in the United Kingdom and Europe. In addition, Control Chief (UK) Limited manufactures to specific customer designs specialized transformers incorporated into electronic devices which are primarily utilized in the civil, commercial and military aviation field. These manufacturing services are marketed primarily through direct efforts in the United States and United Kingdom.

Dimensioned Wood Blanks-

Tuna Valley produces from lumber dimensioned hardwood blanks which are incorporated into various wood products in the furniture industry. All dimensions are to customer specification. Tuna
Valley's manufacturing services are marketed through direct efforts to customers located primarily in New York and Pennsylvania.

PRODUCT DEVELOPMENT

Electronic Components and Devices-

The Company continues to enhance current product designs and develop new designs within its established product lines. In order to remain competitive in the market, the Company does not announce to the general public continuing research and development programs.
Research and development programs are established to keep its products current with the state of the art. New product designs and product line expansion is anticipated for the future and currently being developed. These programs have not been released to the public and if prematurely released would potentially reduce the anticipated return on its research investment. Research and development expenditures for the Company's remote control applications totalled $222,400 and $207,718 for the fiscal years ended June 30, 1995 and 1994, respectively. Since the Company manufactures its power transformers to specific customer designs, it does not perform research and development programs in that area.

Dimensioned Wood Blanks-

Tuna Valley manufactures to specific customer designs and does not perform research and development programs.

COMPETITION

The Company believes that the key competitive factors in each of the Company's markets are product features and functions, quality, price, ease of use, reliability, quality of technical support and customer service features and functions. The Company believes that it competes favorably with respect to these factors.

Electronic Components and Devices-

The Company experiences competition for its remote controls from several suppliers of similar products. Some of these suppliers are substantially larger and have larger professional staffs and greater financial and technical resources. Throughout the world there are numerous remote control manufacturers. Several of the largest manufactures in the world are located in Germany and France. The Company believes that it is among the three largest suppliers of remote control devices in the domestic market.

Control Chief Corporation and Control Chief (UK) Limited compete principally on the basis of technology and quality. Control Chief Corporation is unique in that it was the first U.S. company to develop an infrared system to be used for industrial short range remote control and incorporate it as a standard product along side its extensive radio technology products. Microprocessors have been incorporated into all products. The incorporation of these "mini-computers" into the devices has greatly reduced the size as well as the cost of the devices while increasing their reliability. Control Chief Corporation and Control Chief (UK) Limited were among the first to successfully market devices including that technology. The Company believes that by its use of radio and infrared technologies it better serves the needs and requirements of the industrial market. Management believes that none of its competitors provide a more diverse product line.

Currently, worldwide competition is extremely price conscious with many companies entering and exiting the market. While significant market shares have not fluctuated with the traditional suppliers to the market, new entrants have depressed prices. Management believes its products are competitively priced taking into consideration the Company's reputation as a long time, high quality manufacturer of reliable, durable state of the art devices.

Control Chief (UK) Limited primarily markets its transformer manufacturing capability to a small niche of customers primarily concerned with reliability. The products produced are labor intensive by design and require specialized skills which do not ordinarily exist with volume transformer manufacturers. The Company's transformer products compete based on cost, quality and delivery, on an order by order basis.

Dimensioned Wood Blanks-

Tuna Valley has completed its second year of operation and has evolved into a high quality producer of hardwood blanks manufactured to customer specifications. There are a large number of competitors in this market and at this time Tuna Valley is considered small by comparison. The market is extremely price competitive. Tuna Valley competes as a high quality, quick delivery manufacturer. The majority of sales are produced through direct efforts. A small portion of sales are received through brokers.

RAW MATERIAL

Electronic Components and Devices-

The principal raw materials used in the manufacturer of remote control devices and transformers are electronic components produced by various manufacturers. No particular manufacturer accounts for a substantial portion of the electronic components. All components used are readily available in the current market and it is not anticipated that there will be any significant shortages in the foreseeable future.

Dimensioned Wood Blanks-

The principal raw materials used in the manufacturing services provided by Tuna Valley are hardwoods such as, red oak, cherry and hard maple. All species are currently available in the local region. Future availability is dependent on a number of factors. Weather, insect infestations, changes in access to government lands, etc. historically affect the price and availability of hardwoods. Management is unable to predict the conditions which predicate the sufficient supply of raw material in the future. Tuna Valley acquires its hardwood needs in the open market and as such will be dependent on this market in the future.

MAJOR CUSTOMERS

Electronic Components and Devices-

Control Chief Corporation and Control Chief (UK) Limited are not dependent for remote control sales on a single customer or group of customers, the loss of which would have a material adverse effect upon this product of the Company. Control Chief (UK) Limited has sales of its transformers to one significant customer, GEC Avionics, which makes up approximately 45.1% of its sales. The loss of this customer would have a detrimental effect on its ability to continue to sell this particular product, but would not represent a significant loss overall to the Company.

Dimensioned Wood Blanks-

Tuna Valley was dependent on two customers for 50.5% and 61.1% of its sales for fiscal years ended June 30, 1995 and 1994, respectively.
It is anticipated that the two customers will continue to be key customers of Tuna Valley in the future.

PATENTS, TRADEMARKS AND LICENSES

Electronic Components and Devices-

Control Chief Corporation and Control Chief (UK) Limited do not at the present time hold patents on its current line of products. The trademarks, "Control Chief", "Infratech", "Crane Chief" and "Raymote" are registered for their lines of remote products in the U.S. and Europe. Control Chief Corporation enters into exclusive marketing and sales agreements for designated territories in the normal course of business. These agreements typically arrange for exclusive sales and marketing rights to specific geographical areas as well as private labeling, marketing assistance, manufacturing rights and software licensing.

Dimensioned Wood Blanks-

Tuna Valley does not hold patents at this time nor does it maintain any trademarks or licenses.

GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

Electronic Components and Devices-

Control Chief Corporation manufactures products which transmit data via radio waves. As a result, its products must be approved by the Federal Communications Commission (FCC). Currently, all products offered for sale have been approved by the FCC and are monitored for any changes in regulations which would require re-certification.

Dimensioned Wood Blanks-

Tuna Valley does not produce products which require governmental approval.

RESEARCH AND DEVELOPMENT

Electronic Components and Devices-

Company sponsored research and development expenditures for Control Chief Corporation for the fiscal years ending June 30, 1995 and 1994 were $222,400 and $207,718, respectively.

ENVIRONMENTAL COMPLIANCE

The Company utilizes a consultant to evaluate, maintain, manage and report on issues of compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment. The cost of this service on an ongoing basis is not material.

EMPLOYEES

As of August 31, 1995 approximately 123 individuals were employed by the Company world-wide. The Company considers its relations with its employees to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY


Location                 Function         Square Feet   Ownership

14 Egbert Lane           Manufacturing       10,000       Owned
Lewis Run, PA

200 Williams Street      Manufacturing,
Bradford, PA             Corporate Offices   20,000       Leased

455 William Pitt Way     Manufacturing
Pittsburgh, PA                                1,697       Leased

20 Russell Blvd.         Manufacturing
Bradford, PA                                 26,227       Leased

Winsheap Industrial      Manufacturing
Estates
Canterbury, Kent, England                     6,000       Leased

(1) None of the above properties are encumbered in connection with the collateralization of the Company's indebtedness.

(2) The Company's office and manufacturing space is adequate for its existing requirements and its projected business needs.

ITEM 3.  LEGAL PROCEEDINGS

         NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 1995.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The Nasdaq Small-Cap Market under the Symbol DIGM. The symbol DIGM relates to the Company's former name "Digimetrics, Inc."

The following is the range of trade information for the quarterly periods ending September 30, 1993 through June 30, 1995. The trade prices are actual historical sales information as supplied by Nasdaq and represents "real-time" sales and price information for securities traded in The Nasdaq Small-Cap Market.

                              High        Low
                              Trade       Trade
     For the Quarter Ended    Price       Price

          06/30/95            3.12        2.50
          03/31/95            2.87        2.00
          12/31/94            3.00        2.75
          09/30/94            2.87        2.75
          06/30/94            3.38        2.94
          03/31/94            3.38        3.00
          12/31/93            3.75        2.88
          09/30/93            4.13        3.38


As of August 31, 1995, the Company's records indicated that there were approximately 1,000 registered holders of the 811,553 shares of common stock that were outstanding as of that date.

                         Dividends Paid
               September 25, 1992       $.04 per share
               September 24, 1993       $.07 per share
               September 26, 1994       $.07 per share
               September 25, 1995       $.07 per share

It is the intent of the Company to pay an annual dividend to the extent that sufficient funds are available and the Company's business objectives and lenders permit such payment. The terms of Control Chief Corporation's line of credit prohibit the payment of dividends without the express written consent from the lender.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The fiscal year 1995 can best be described with one word, "Change". Change in product design, change in market emphasis, change in divisional structure by way of an acquisition, and last but not least, change in management. The fiscal year 1995 saw Tuna Valley change from a start up company to a contributing part of the corporate structure. Control Chief (UK) experienced an increase in sales and net profit. Management attributes this in part to an improvement in an improvement in the business climate of the United Kingdom. Change in products and product design also highlighted the year for Control Chief.

Management remains committed to continue the positive effects change has brought to the Company. As with any change there comes uncertainty, however management is cautiously optimistic that if the current business climates and the strong backlogs shown at all the divisions remain constant, the positive changes seen in 1995 will continue into the next fiscal year.



Selected Financial Information

The following table summarizes certain selected financial information with respect to the Company, and is qualified in its entirety by reference to the Consolidated Financial Statements of the Company and the Notes thereto. Additionally, this table has been restated as the result of discontinued operations and a previous four into one reverse stock split. Refer to the Notes to Consolidated Financial Statements for further information.

Financial Highlights

Financial (in thousands, except current ratio and share data)
Years ended
June 30,           1995      1994      1993      1992      1991
                  ------    ------    ------    ------    ------
Net sales         $8,963    $7,220    $6,128    $4,577    $4,998
Earnings (loss)
 from continuing
  operations         139        73       298      (180)      299
Working capital    1,832     1,933     1,596     1,175     1,450
Total assets       5,309     4,461     3,418     3,015     3,338
Long-term debt       823       987       351       229       328
Capital
 expenditures        178       605        74       266       332
Current ratio       1.80      2.38      2.53      2.30      2.55

Per Common Share
Years ended
June 30,             1995      1994      1993      1992     1991
                    ------    ------    ------    ------   ------
Earnings (loss)
 from continuing
  operations         $.171    $.090     $.368    ($.222)   $.368
Earnings (loss)
 from discontinued
  operations          .000     .000      .021     (.012)   (.136)
                    ------    ------    ------    ------   ------
Net earnings (loss)  $.171    $.090     $.389    ($.234)   $.232
                    ======    ======    ======    ======   ======

RESULTS OF OPERATIONS

Year ended June 30, 1995 compared to year ended June 30, 1994

Net sales of $8,963,163 for the year ended June 30, 1995, increased 24.1% from the comparable 1994 period of $7,220,473. The dimensioned wood blanks segment, Tuna Valley Wood Products, accounted for $1,247,406 of the Company's overall increase or 71.6%. The electronic components and devices segment, Control Chief Corporation and Control Chief (UK) Limited, accounted for the remaining $495,303 or 28.4%. Tuna Valley's significant increase in net sales is reflective of the fact that its sales have continued to steadily increase since its start-up approximately two years ago. The increase in the Company's net sales for its electronic components and devices segment reflects a continued general improvement in the U.K. economy. The Company does not experience a significant fluctuation of business attributable to seasonal buying habits of its customers.

Cost of products sold increased by $1,406,333 or 33.3%. The dimensioned wood blanks segment incurred increased costs of products sold of $1,088,210 or 77.4% of the overall Company increase. The increase in this segment's cost of products sold corresponds to its increase in net sales and is reflective of significantly higher component costs than electronic manufacturing. The electronic components and devices segment incurred an increase of $348,123 or 22.6% of the Company's increase. The increase is reflective of the increase in net sales for this segment and of historical trends.

Selling, general and administrative costs increased by $297,360 or 11.7%. This increase reflects the Company's continued investment in areas of marketing, sales staffing and travel in the U.S. and U.K.

Research and development costs increased by $14,682 or 7.1%. The increase is consistent with the Company's continued commitment to staying abreast of technological changes, enhancement of current products and development of new product lines in the electronic components and devices segment.

Interest expense increased by $47,832 or 54.9%. This increase relates to the refinancing of short-term debt into a long-term note by Control Chief Corporation and an increase in short-term borrowing to finance overall increases in receivables, inventories and other assets. The Company was also subject to increased fluctuations in Integra Bank's commercial base rate of interest that occurred during the year.

Net earnings increased by $65,945 or 90.6%. The provision for income taxes at June 30, 1995 on pretax income of $179,264 was $40,555 or 22.6% of pretax income. This compares to a provision for income tax at June 30, 1994 of $109,386 on pretax income of $182,150 or 60.1%.
The decrease in the provision for income taxes of pretax income over the previous fiscal year, while pretax earnings for the year ended June 30, 1995 only decreased $2,886 or 1.6%, is attributed to the increase in the pretax income of the Company's foreign operations and an overall decrease in pretax income of the Company's domestic operations. The pretax income earned by Control Chief (UK) Limited increases profitability for financial reporting purposes but is not reflected when calculating the provision for income taxes. The foreign subsidiary has considerable operating losses to offset its current and future taxable income.

Year ended June 30, 1994 compared to year ended June 30, 1993

Net sales for the period increased from the previous year by $1,092,217 or 17.8%. The dimensioned wood blanks segment, Tuna Valley, accounted for $741,902 of the increase or 67.9%. The electronic components and devices segment, Control Chief Corporation and Control Chief (UK) Limited, accounted for the remaining $350,315 or 32.1%. Tuna Valley was a startup venture during the year ended June 30, 1994. The increase in net sales for the electronic components and devices reflects a general improvement in the U.S. and U.K. economies. The electronic components and devices segment increased its sales staff to accommodate increased activity and develop new market penetration strategies. The Company does not experience a significant fluctuation of business attributable to seasonal buying habits of its customers.

Cost of products sold increased by $939,172 or 28.6%. The dimensioned wood blanks segment incurred costs of $710,405 or 75.6% of this increase. The component cost of this segment is significantly higher than electronics manufacturing and generates a much lower gross profit rate. The electronic components and devices segment incurred an increase of $228,767. The increase is reflective of historical trends.

Selling, general and administrative costs increased by $290,082 or 12.9%. The Company increased the size of its sales staff in the U.S. and U.K. and placed a direct salesman in the field in a region where it was determined that a qualified manufacturers representative was not available.

Research and development costs decreased by $5,374 or 2.5%. The Company expects to invest funds annually of $200,000 or greater in the future to stay abreast of changes in technology and improve and expand its product lines in the electronic components and devices segment.

Interest expense was higher by $44,400 or 103.7% due to an overall increase in debt of $945,366. The increase relates primarily to the start up of Tuna Valley and the refinancing of short-term debt into a long-term note by Control Chief Corporation.

Income taxes for the fiscal year amounted to $109,386 or 60.1% of earnings from continuing operations before income taxes. In comparison, income taxes for the fiscal year ended June 30, 1993 amounted to $122,427 or 29.1%. The significant increase in the effective tax rate arises from the use of tax credits and other tax preference items in fiscal 1993 that were not available to the Company in 1994. The loss incurred by the foreign operations reduces profitability for financial statement purposes but is not reflected when calculating taxable income.

Working capital increased by $337,094 or 21.1%. This increase arises generally from increases in trade receivables, inventories and prepayments offset by increases in short-term debt, current maturities of long-term debt, trade payables and decreases in accrued items.

In general, increases noted in the components of current assets and current liabilities are directly reflective of the inclusion in 1994 of Tuna Valley. Property, plant and equipment at cost increased by a net amount of $579,844 of which Tuna Valley acquired machinery and equipment amounting to approximately $479,421. The remainder was acquired by Control Chief.

Effective June 30, 1994, the Company amended and restated its promissory note agreement with SPC Technologies, Inc. ("SPC"), a related party through a common director, Patrick G. Shields. The Company had previously entered into an agreement with SPC in February, 1991 when it sold the net operating assets of its weld monitoring business segment (formerly Digimetrics, Inc.) for the sum of $200,000. Since the sale, SPC has had no significant sales, has incurred operating losses, and has been unsuccessful in obtaining equity or other financing.

The Company, in a thorough examination, determined that insufficient collateral existed with SPC under the terms of its note agreement in order to adequately secure its position, and therefore, took measures to amend and restate the promissory note agreement in order to provide for adequate security.

At June 30, 1994, the Company reduced the principal balance due from SPC under its note receivable by $51,364 and reduced its other receivable due from SPC by $15,585. After this reduction the balance owed by SPC was $100,000. As a result of these reductions, taxes currently payable by the Company were reduced by $34,311.

In return for the reductions, the Company obtained a first security interest in substantially all of the assets of SPC, and a second position on the stock of the Company held by Patrick G. Shields. The book value of the assets of SPC at June 30, 1994 totalled $178,177 and the remaining equity value of the stock in the Company owned by Patrick G. Shields as of that date was $57,413. Additionally, in exchange for the cancellation of Mr. Shields personal guarantee under the note, he paid the sum of $9,000.

The restructured note bears interest at the rate of 10% and is payable in monthly installments of $957. A balloon payment of $86,996 is due August 1, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company and its Subsidiaries currently fund their needs for liquidity and capital resources through cash from operations, short-term and long-term borrowings.

Control Chief Corporation has a $750,000 line of credit with Integra Bank("Integra"), which expires on October 31, 1995. Amounts outstanding under the line of credit bear interest at the bank's prime rate, variable, and are payable on demand. As of June 30, 1995, the rate of interest on the line of credit was 9%. In connection therewith, Control Chief Corporation has granted Integra a general security interest in its assets, excluding real property, and has agreed, without obtaining prior consent of the bank, not to incur annual capital expenditures and/or acquisitions greater than annual depreciation expense. Additionally, the Company must comply with certain loan covenants, such as the maintenance of a debt/worth ratio of 1.50 to 1.00 or less, maintenance of a debt service coverage ratio not less than 1.00, and other miscellaneous items. As of June 30, 1995, a total of $520,000 was outstanding under Control Chief Corporation's line of credit.

In addition to the line of credit, Control Chief Corporation has a term loan with Integra in the original principal amount of $900,000 that was incurred for the purpose of consolidating pre-existing short-term and long-term debt. Amounts outstanding under this loan bear interest at the bank's prime rate, variable, plus 1/2% and are repayable in 60 consecutive monthly installments of principal plus interest. As of June 30, 1995, a total of $693,122 was outstanding under this term loan at an interest rate of 9.50%. In connection therewith, the Control Chief Corporation has granted Integra a general security interest in its assets, excluding real property, and has agreed not to distribute dividends unless approval is obtained from the bank. The Company is also required to maintain a debt service coverage ratio in excess of 1.0 and has agreed not to incur additional investment in or indebtedness with its foreign subsidiary, Control Chief (UK) Limited, without the consent of Integra Bank.

At June 30, 1995, Control Chief Corporation also had outstanding $70,684 of debt that is being repaid through March, 1997 at 8% interest. This seller financed debt arises from the purchase of the net operating assets of NTR Technologies, Inc., effective March 1, 1995. In addition, $7,556 of debt is being repaid through March, 1996 at 6% interest. This debt was assumed in connection with the purchase of the net assets of NTR Technologies, Inc.

Tuna Valley has a term loan with Integra Bank in the original principal amount of $300,000 that was used for purchasing equipment for the start-up of its operations. Amounts outstanding under this loan bear interest at the bank's prime rate, variable, plus 3/4% and is being repaid in 60 consecutive monthly installments of principal plus interest. At June 30, 1995, $236,532 was outstanding under this term loan at an interest rate of 9.75%. In connection therewith, Tuna Valley has granted Integra a general security interest in all of its assets.

In addition, Tuna Valley has a term loan with the City of Bradford, Pennsylvania in the original principal amount of $100,000 that was used for purchasing equipment. Amounts outstanding under this loan bear interest at 3% and are payable in 84 consecutive monthly installments of principal plus interest. At June 30, 1995, $77,019 was outstanding under this term loan. In connection therewith, Tuna Valley has granted the City of Bradford a general security interest in all of its assets.

The Company currently does not have a material commitment for any further capital expenditures and believes its current working capital is sufficient for its operations.





ITEM 7.  FINANCIAL STATEMENTS


                            Contents of Financial Statements




Report of Independent Certified Public Accountants

Financial Statements

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Changes in
      Stockholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements





































            Report of Independent Certified Public Accountants




Board of Directors and Stockholders
Control Chief Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Control Chief Holdings, Inc. and Subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Control Chief Holdings, Inc. and Subsidiaries as of June 30, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.





                      /S/Diefenbach Delio Kearney & DeDionisio
                      Diefenbach Delio Kearney & DeDionisio
                      Certified Public Accountants





Erie, Pennsylvania
August 15, 1995



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30,
                                            1995              1994
                                          ---------         ---------
ASSETS

Current Assets
  Cash                                      $157,786         $106,572
  Receivables
   Trade, less allowance for doubtful
    accounts of $41,340 and $38,370        1,603,883        1,253,830
   Other                                       8,903           15,916
  Inventories
   Raw material and subassemblies          1,641,566        1,429,214
   Work in process                           433,661          309,153
   Finished products                          39,888           50,153
  Prepaid income taxes                       105,119           62,245
  Other prepaid items                         58,706           58,787
  Deferred income taxes                       71,505           47,915
                                           ---------        ---------
                                           4,121,017        3,333,785
                                           ---------        ---------

Property, Plant and Equipment, at cost
  Land and improvements                       19,874           19,874
  Building and improvements                  245,777          231,087
  Machinery and other equipment            1,978,463        1,870,742
                                           ---------        ---------
     Total cost                            2,244,114        2,121,703
     Less accumulated depreciation         1,330,159        1,194,154
                                           ---------        ---------
     Undepreciated cost                      913,955          927,549
                                           ---------        ---------

Other Assets
  Note receivable-SPC Technologies, Inc.      99,651          100,000
  Goodwill, less accumulated amortization
   of $68,341 and $41,588                    154,599           81,027
  Cash surrender value of officers'
   life insurance, less policy
    loans of $55,457 and $53,563              19,771           18,509
                                           ---------        ---------
                                             274,021          199,536
                                           ---------        ---------
                                          $5,308,993       $4,460,870
                                           =========        =========






The accompanying notes are an integral part of these statements.


CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
June 30,

                                             1995             1994
                                           ---------        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Short-term debt                           $520,000         $275,000
  Current maturities of long-term debt       275,813          223,694
  Accounts payable
   Trade                                     990,773          480,103
   Other                                      15,567           15,069
  Accrued items
   Salaries, wages, commissions and
    related payroll taxes                    415,439          309,534
   Income taxes                                  507           39,109
   Other                                      70,465           58,545
                                           ---------        ---------
     Total current liabilities             2,288,564        1,401,054
                                           ---------        ---------

Other Liabilities
  Long-term debt, less current maturities    822,621          987,435
  Deferred income taxes                       74,075           41,721
                                           ---------        ---------
     Total other liabilities                 896,696        1,029,156
                                           ---------        ---------

Stockholders' Equity
  Common stock, authorized 5,000,000
   shares of $.50 par value; issued
    and outstanding 811,553 shares           405,776          405,776
  Capital in excess of par value           1,223,701        1,223,701
  Retained earnings                          463,036          381,136
  Foreign currency translation adjustment     31,220           20,047
                                           ---------        ---------
     Total stockholders' equity            2,123,733        2,030,660
                                           ---------        ---------
                                          $5,308,993       $4,460,870
                                           =========        =========










The accompanying notes are an integral part of these statements.


CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
Year ended June 30,

                                            1995             1994
                                          ---------        ---------
Revenues
  Net sales                              $8,963,182       $7,220,472
  Other income, net                          39,854           19,243
                                          ---------        ---------
     Total revenues                       9,003,036        7,239,715
                                          ---------        ---------
Costs and expenses
  Cost of products sold                   5,630,520        4,224,187
  Selling, general and administrative     2,835,815        2,538,455
  Research and development                  222,400          207,718
  Interest expense                          135,037           87,205
                                          ---------        ---------
     Total costs and expenses             8,823,772        7,057,565
                                          ---------        ---------
Earnings from operations before
  income taxes                              179,264          182,150

Provision for income taxes                   40,555          109,386
                                          ---------        ---------
Net earnings                                138,709           72,764

Retained earnings at beginning of year      381,136          365,111

Cash dividends paid                         (56,809)         (56,739)
                                          ---------        ---------
Retained earnings at end of year           $463,036         $381,136
                                          =========        =========

Net earnings per common share                $0.171           $0.090
                                             ======           ======














The accompanying notes are an integral part of these statements.



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended June 30,


                                              1995           1994
                                            ---------      ---------
Cash flows from operating activities

  Net earnings                               $138,709        $72,764

  Adjustments to reconcile net earnings to net cash provided by operating activities:

    Depreciation and amortization             214,932        190,221
    Deferred income taxes                       8,764         (1,889)
    (Gain) loss on sale of property,
     plant and equipment                        3,644          1,738
    Restructuring of note receivable             -            51,363

    Change in assets and liabilities:

     (Increase) decrease in receivables      (336,047)      (190,551)
     (Increase) decrease in inventories      (320,168)      (469,681)
     (Increase) decrease in prepaid
      items and other assets                  (63,594)       (96,072)
     Increase (decrease) in accounts
      payable and accruals                    584,662         45,640
                                            ---------      ---------
     Net cash provided by (used in)
      operating activities                    230,902       (396,467)
                                            ---------      ---------

Cash flows from investing activities

  Proceeds from sale of property,
   plant and equipment                          3,000         15,000
  Receipts of principal on note receivable        349          5,128
  Purchase of property, plant and equipment  (178,129)      (605,100)
                                            ---------      ---------
     Net cash provided by (used in)
      investing activities                   (174,780)      (584,972)
                                            ---------      ---------






The accompanying notes are an integral part of these statements.


CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
Year ended June 30,


                                               1995          1994
                                             ---------     ---------

Cash flows from financing activities

  Net borrowings (repayments) of
   short-term debt                             245,000       175,000
  Proceeds from long-term borrowings              -        1,300,000
  Repayments of long-term debt                (193,033)     (529,634)
  Cash dividends paid                          (56,809)      (56,739)
  Exercise of stock options                       -            3,063
  Purchase of fractional common shares            -              (58)
                                             ---------     ---------
     Net cash provided by (used in)
      financing activities                      (4,842)      891,632
                                             ---------     ---------

Effect of exchange rate changes on cash            (68)       10,213
                                             ---------     ---------
Net increase (decrease) in cash                 51,212       (79,594)

Cash at beginning of year                      106,572       186,166
                                             ---------     ---------
Cash at end of year                           $157,784      $106,572
                                             =========     =========


Cash paid during the year for:

  Interest                                   $126,900        $79,171
  Income taxes                                113,267        265,719

Noncash investing and financing activities:

  Acquisition of net operating assets of
   NTR Technologies, Inc.                     $80,000       $   -










The accompanying notes are an integral part of these statements.


[FN]
CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1995 and 1994


1.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Control Chief Holdings, Inc. and its wholly-owned subsidiaries, Control Chief Corporation, Bradford Classics Woodworking, Inc., and Control Chief
(UK) Limited (the "Company"). All significant intercompany accounts are eliminated upon consolidation.

Revenues Recognition and Concentration of Credit Risk

In general, the Company recognizes revenues on product sales when items are shipped. Long-term contracts are not entered into by the Company. The Company grants credit to its customers, most of whom are in the manufacturing industry and are located throughout the United States and the United Kingdom. Periodic credit evaluations of customers are performed, and generally the Company does not require advance payments or collateral. Credit losses to customers have not been material.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid money market instruments with a maturity of three months or less to be cash equivalents.

Warranties

The Company's products are generally under warranty against defects in material and workmanship, the duration of which varies. Actual experience has indicated that costs under warranty expense have not been significant and are therefore charged against earnings in the year incurred.

Inventories

Inventories are valued at the lower of cost, average cost (first-in, first-out) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed over the estimated lives of the assets using the straight-line method. Expenditures for maintenance and repairs are charged against earnings in the year incurred; major replacements, renewals and betterments are capitalized and depreciated over their estimated useful lives. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts and any gain or loss is reflected in earnings.

Intangible Assets

Goodwill is amortized on a straight-line basis over five and fifteen years.

Income Taxes

The Company uses the asset/liability method in accounting for income taxes. As a result, deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Foreign Currency Translation

The assets and liabilities of the foreign subsidiary, Control Chief
(UK) Limited, are translated in U.S. dollars at current exchange rates. Revenue and expense accounts of these operations are translated at average using the end of month exchange rates prevailing during the year. These translation adjustments are accumulated in a separate component of stockholders' equity.

Earnings Per Common Share

Earnings per common share is computed based on the weighted average number of shares common stock outstanding during the year. The weighted average number of shares was 811,553 in 1995 and 811,247 in 1994. Although the Company has issued dilutive common stock equivalents in the form of stock options, the dilutive effect of these securities in the aggregate is less than three percent of earnings per common share.

2.  Business Changes

Effective March 1, 1995, the Company acquired the net operating assets of NTR Technologies, Inc. for $100,000, of which, $20,000 was paid at the closing and the remaining $80,000 is being paid over two years at 8% interest. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, which is being amortized over fifteen years. The operating results of this acquisition, which is a division of Control Chief Corporation, are included in the Company's consolidated results of operations from the date of acquisition.

On November 18, 1994 the Company approved an amendment to the Company's foreign subsidiary's charter to change the subsidiary's name from IRT Holdings Limited to Control Chief (UK) Limited. In addition, effective April 1, 1995, the Company's foreign subsidiary merged its affiliates, Infra-Red Technology Limited and Vella Willson Limited, into its operations.



3.  Short-Term Debt

At June 30, 1995 and 1994, short-term debt consisted of borrowing under a line of credit with a bank, secured by substantially all of the assets of the Company, excluding real estate, with a floating interest rate at prime (9% at June 30, 1995 and 7.25% at June 30, 1994). The line of credit agreement requires the Company to maintain certain minimum financial ratios and, among other things, to obtain approval from the bank before the Company permits any additional encumbrances on its assets, guarantees or incurs any additional indebtedness, declares or pays dividends, and incurs annual capital expenditures and/or acquisitions in excess of its annual depreciation expense. At June 30, 1995, the Company was in compliance with all of the covenants.

During 1995 and 1994, the line of credit reached month-end maximums of $520,000 and $500,000, respectively. Weighted average borrowings amounted to $365,611 in 1995 and $232,836 in 1994, with average interest rates of 8.9% in 1995 and 6.4% in 1994 being calculated by dividing the interest expense during the year for such borrowings by the weighted average short-term borrowings. At June 30, 1995 and 1994, the Company had additional borrowings available under the line of credit of $230,000 and $225,000, respectively. The line of credit agreement is subject to renewal on October 31, 1995.

4.  Long-Term Debt

Long-term debt at June 30, 1995 and 1994 consists of the following:

                                                1995          1994
                                              ---------     ---------
  Prime plus 1/2% term loan, amortized over
   five years, due January, 1999, payable
   in monthly installments of $17,610
   including interest                          $693,122     $836,129

  Prime plus 3/4% term loan, amortized over
   five years, due February, 1999, payable
   in monthly installments of $6,083,
   including interest                           236,532      283,507

  3% term loan, amortized over five years,
   due September, 2000, payable in monthly
   installments of $1,323, including interest    77,019       90,365

  8% term loan, amortized over two years,
   due March, 1997, payable in monthly
   installments of $3,618, including interest    70,684         -

  Other liabilities                              21,077         1,128
                                              ---------     ---------
                                              1,098,434     1,211,129
     Less current maturities                    275,813       224,209
                                              ---------     ---------
                                               $822,621      $986,920
                                              =========     =========

The aggregate maturities of long-term debt during each of the five years ending June 30, 2000, are $275,813, $272,042, $260,383,
$270,745 and $15,503. The above indebtedness is secured by substantially all of the assets of the Company, excluding real estate. The term loan agreement in the amount of $693,122 at June 30, 1995 requires the Company to maintain a debt service coverage ratio in excess of 1.0 and, among other things, to obtain approval from the bank before the Company permits any additional encumbrances on its assets, guarantees or incurs any additional indebtedness, and declares or pays dividends. At June 30, 1995, The Company was in compliance with all of the covenants.

5.  Income Taxes

For the years ended June 30, 1995 and 1994, pretax income (loss) was $77,252 and $273,394 for the Company's U.S. operations and $102,012 and ($91,244) for the Company's foreign operations.

For the years ended June 30, 1995 and 1994, the provision for taxes consists of the following:

                                            1995          1994
                                          ---------     ---------
   Currently payable
    Federal                                 $12,242       $67,859
    State                                    19,549        43,416

   Deferred (credit)                          8,764        (1,889)
                                          ---------     ---------
                                            $40,555      $109,386
                                          =========     =========

The difference between the provision for income taxes and the amounts computed by applying the U.S. federal income tax rate in effect for the years ended June 30, 1995 and 1994 consists of the following:

                                             1995         1994
                                           ---------    ---------

   Statutory federal income tax             $60,950       $61,931
   (Income) loss of foreign subsidiary      (34,684)       31,023
   Statutory federal surtax exemption        (7,787)       (7,643)
   State income taxes                        19,549        43,416
   Other items                                2,527       (19,341)
                                           --------     ---------
                                            $40,555      $109,386
                                           ========     =========









At June 30, 1995 and 1994 the net deferred tax asset (liability) component consists of the following:

                                             1995         1994
                                           --------     --------

Allowance for doubtful accounts             $16,757      $16,222
   Compensated absences                      28,521       31,693
   Termination benefits                      26,227         -
   Depreciation                             (74,075)     (41,721)
                                           --------     --------
                                            ($2,570)      $6,194
                                           ========     ========

   Current Asset                            $71,505      $47,915
   Noncurrent Liability                     (74,075)     (41,721)
                                           --------     --------
                                            ($2,570)      $6,194
                                           ========     ========

At June 30, 1995, the Company's foreign subsidiary has approximately $191,000 of tax net operating loss carryforwards available to be carried forward indefinitely.

6.  Employee Savings Plan

The Company has an employee savings plan which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company has adopted a discretionary match that is limited to 6% of compensation and may, at its discretion, make additional contributions to the plan. In connection with the discretionary match, the Company's contribution to the plan was $16,980 in 1995 and $12,996 in 1994. There were no additional discretionary contributions to the plan for 1995 and 1994.

7.  Common Stock Options

In August, 1994 the Company adopted the Control Chief Holdings, Inc. 1994 Stock Option Plan which provides for granting to officers, key employees, consultants and other persons of the Company options to purchase up to 40,000 shares of the Company's Common Stock. In addition to the options available under the 1994 Plan, the Company has options remaining for exercise under its 1984 Plan to purchase 5,000 shares of the Company's Common Stock. The option price is not less than the market price for the Company's stock on the date of the grant. The options become exercisable at varying dates and expire no later than ten years from the date of grant.









A summary of the stock option data for the years ended June 30, 1995 and 1994 is as follows:

                             Number
                            of shares     ------Option price----
                          under option    Per share    Aggregate
                          ------------    ---------    ---------

Outstanding-June 30, 1993     14,000      $2.16-3.28    $33,320
 Granted during the year        -                          -
 Exercised during the year    (1,000)        2.16        (2,160)
                             --------     ---------    ---------

Outstanding-June 30, 1994     13,000      2.16-3.28      31,160
 Granted during the year       1,200         3.19         3,828
 Exercised during the year      -             -            -
 Cancellations                (8,000)     2.16-3.28     (20,360)
                            ---------     ---------    ---------

Outstanding-June 30, 1995      6,200     $2.16-3.19     $14,628
                            =========     =========    =========

Exercisable-June 30, 1995      6,200     $2.16-3.19     $14,628
                            =========     =========    =========

At June 30, 1995, options to purchase 38,800 shares of Common Stock were available for grant.

8.  Operating Leases

The Company has entered into several operating lease agreements, primarily relating to real estate, transportation and office equipment. These leases are noncancelable and expire at various dates through July, 2002. Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental payments for the succeeding five years under all operating leases are as follows:

                      Year ended June 30,
                    -----------------------
                      1996    $165,726
                      1997     146,068
                      1998     130,812
                      1999     117,158
                      2000      80,000

Total rent expense under all operating leases amounted to $163,001 in 1995 and $146,717 in 1994.

9.  Related Party Transactions

The Company leases its corporate headquarter facility located in Bradford, Pennsylvania from a principal stockholder and Director. This lease agreement expires July, 2002 and is renewable at the then fair rental value for a five year period. In addition to the annual rental, the Company is responsible for the real estate taxes, insurance and other occupancy expenses applicable to the leased premises. Rent expense under this operating lease was $80,00 for 1995 and 1994. The minimum rental commitment under this agreement is included with the Company's other operating leases as described in
Note 8 of the financial statements.

The Company also receives certain legal and insurance services from enterprises which are related to the Company because of common
Directors or Officers of the Company. The total services provided by these related parties was $229,877 in 1995 and $232,639 in 1994.

At June 30, 1995 and 1994, SPC Technologies, Inc., a related party through a common Director, owed the Company $99,651 and $100,000, respectively, under a 10% interest bearing note. The note is secured by the assets of SPC Technologies, Inc., as well as a second position in the stock of the Company that is owned by the common Director.
The note is being repaid in monthly installments of $957 with a balloon payment of $86,996 due August 1, 2001.

10.  Business Segments

The Company operates as a manufacturer of electronic components and devices for use in material handling equipment and other industrial applications. These operations are in the United States and the United Kingdom.

The Company also has a wood products business. Its primary activity is custom wood dimensioning, the majority of which is sold to manufacturers in the furniture industry.

Total revenue by business segment and geographic area includes net sales. Business segment operating profit is net sales less operating costs and certain corporate administrative expenses allocated to the segments. Corporate amounts include gains and losses from the sales of assets, investment and other income net of other expense, unallocated administrative expenses, and interest expense. Corporate assets consists principally of cash and cash equivalents, prepaid items and other assets.


















Information about the Company's business segments for the year ended June 30, 1995 is as follows:

                       Electronic Components
                             and Devices
                    -----------------------------  Custom
                     United    United     Elimin-   Wood
June 30, 1995        States    Kingdom    ations  Products    Total
-------------       --------- ---------   -------- --------- --------
Revenues from
 unaffiliated
  customers        $6,077,116 $896,758  $  -    $1,989,308 $8,963,182

Transfers between
 geographic areas      23,070     -    ($23,070)       -         -
                    --------- --------- --------  --------- ---------

 Total net sales   $6,100,186 $896,758 ($23,070)$1,989,308 $8,963,182
                    ========= ========= ========  ========= =========

Operating profit     $131,947 $106,160  $  -       $92,019   $330,126
                     ======== ========  ========   ========
Corporate expenses, net                                       150,862
                                                             --------
Earnings before income taxes                                 $179,264
                                                             ========
Identifiable assets

 Business segment $2,871,075 $515,457 ($23,550) $1,269,972 $4,632,954

 Corporate assets                                             676,039
                                                            ---------
  Total assets                                             $5,308,993
                                                            =========
Capital
 expenditures         $86,846  $35,642  $  -       $55,641   $178,129
                                                             ========
Depreciation and
 amortization        $119,582  $20,256   $ -       $50,571   $190,409

Corporate depreciation
 and amortization                                              24,523
                                                             --------
                                                             $214,932
                                                             ========

During the year ended June 30, 1995, the Company's electronics operation in the United States had export sales totalling $683,597. In addition, during 1995, the Company's wood products operations had sales with its two largest customers in the amounts of $591,468 and $413,071.





Information about the Company's business segments for the year ended June 30, 1994 is as follows:

                      Electronic Components
                             and Devices
                    -----------------------------  Custom
                     United    United   Elimin-     Wood
June 30, 1994        States    Kingdom  ations    Products    Total
-------------       --------- --------- --------- --------- ---------
Revenues from
 unaffiliated
  customers        $5,854,877 $623,693   $  -     $741,902 $7,220,472

Transfers between
 geographic areas      15,973    8,103   (24,076)     -         -
                    --------- --------- --------- --------- ---------

 Total net sales   $5,870,850 $631,796  ($24,076) $741,902 $7,220,472
                    ========= ========= ========= ========= =========

Operating
 profit (loss)       $351,048 ($83,864)  $  -       $8,396   $275,580
                    ========= ========= ========= =========

Corporate expenses, net                                        93,430
                                                            ---------
Earnings before income taxes                                 $182,150
                                                            =========
Identifiable assets

 Business segment  $2,728,517 $335,557   ($3,149) $908,974 $3,969,899

 Corporate assets                                             490,971
                                                            ---------
  Total assets                                             $4,460,870
                                                            =========
Capital
 expenditures        $124,153   $1,526    $  -    $479,421   $605,100
                                                            =========
Depreciation and
 amortization        $115,548  $16,927    $  -     $33,223   $165,698

Corporate depreciation
 and amortization
                                                               24,523
                                                            ---------
                                                             $190,221
                                                            =========

During the year ended June 30, 1994, the Company's electronics operation in the United States had export sales totalling $639,149. In addition, during 1994, the Company's wood products operations had sales with its two largest customers in the amounts of $250,830 and $202,263.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by Item 9 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1995 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1995.

ITEM 10.  EXECUTIVE COMPENSATION

Information required by Item 10 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1995 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1995.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information required by Item 11 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1995 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1995.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 12 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1995 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1995.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following Exhibits are filed herewith or incorporated by reference herein. (For incorporation references, see Exhibit Index attached hereto.)

     Exhibit

      3-1      Certificate of Incorporation of Digimetrics, Inc.

      3-2      By-laws of Digimetrics, Inc.

      3-3 Certificate of Amendment of the Certificate of Incorporation of Digimetrics, Inc.

      4-1      Specimen of Common Stock Certificate.

     10-1 Digimetics/Control Chief Amended and Restated Profit-Sharing Plan Adoption Agreement and Plan Document.

     10-2 Term Loan Note and Security Agreement between Control Chief Corporation and Integra Bank/North.

     10-3 Term Loan Note and Security Agreement between Bradford Classics Woodworking, Inc. and the City of Bradford.

     10-4 Term Loan Note and Security Agreement between Bradford Classics Woodworking, Inc. and Integra Bank/North.

     10-5 Asset Purchase Agreement between Digimetrics, Inc. and SPC Technologies, Inc.

     10-6 Agreement for Purchase and Sale between C. Lawrence Shields and Dorothy V. Shields for the real estate located at 200 Williams Street, Bradford, PA.

     10-7      Lease Agreement dated July 15, 1992 between C.
               Lawrence Shields and Dorothy V. Shields for the real estate located at 200 Williams Street, Bradford, PA.

     10-8 Lease Agreement dated August 10, 1993 between the City of Bradford, Office of Economic and Community
               Development and Bradford Classics Woodworking, Inc. for the real estate located at 20 Russell Boulevard, Bradford, PA.

     10-9      1994 Stock Option Plan.

     10-10 SPC Technologies, Inc. Amended and Restated Promissory Note, Security Agreement and Pledge Agreement.

     10-11     Asset Purchase Agreement between Control Chief
               Corporation, NTR Technologies, Inc., Edward C.
               Nichols, Anthony Rudzki, William R. Nichols, Robert W. Thomas, Jr., and Christine B. Mulzet.

     10-12 Revolving Credit Note and Security Agreement between Control Chief Corporation and Integra Bank/North.

     21-1      Subsidiaries of the Registrant.

     23-1      Consent of Independent Auditors.

     27-1      Financial Data Schedule.

(b)  Reports on Form 8-K.

     A Current Report on Form 8-K, dated June 5, 1995, was filed by the Registrant pertaining to the resignation of Joseph F. Lamendola, a director of Control Chief Holdings, Inc. and the president and chief executive officer of Control Chief Corporation.









SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Control Chief Holdings, Inc.
                                   (Registrant)

Date:  September 28, 1995          By:/S/Douglas S. Bell
                                      Douglas S. Bell
                                      Chairman of the Board,
                                      Chief Executive Officer and
                                      President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                Title                    Date


/S/Douglas S. Bell      Chief Executive Officer   September 28, 1995
Douglas S. Bell               and Director


/S/Stephen J. Pachla     Chief Financial Officer  September 28, 1995
Stephen J. Pachla


/S/Christopher G. Hauser Director                 September 28, 1995
Christopher G. Hauser


/S/Arvid R. Nelson       Director                 September 28, 1995
Arvid R. Nelson


/S/C. Lawrence Shields   Director                 September 28, 1995
C. Lawrence Shields


/S/Jon T. Wray           Director                 September 28, 1995
Jon T. Wray











                         INDEX OF EXHIBITS

No.    Exhibit                            Location

 3-1   Certificate of Incorporation       Incorporated by reference
       of Digimetrics, Inc.               from Digimetrics, Inc.'s
                                          Registration Statement on
                                          Form 10 File No. 0-15919
                                          ("Form 10")

 3-2   By-laws of Digimetrics, Inc.       Incorporated by reference
                                          from Digimetrics, Inc.'s
                                          Form 10

 3-3   Certificate of Amendment of        Incorporated by reference
       the Certificate of Incorporation   from Form 10-KSB for the
       of Digimetrics, Inc.               fiscal year ended June 30,
                                          1993 as Exhibit 3-3

 4-1   Specimen of Common Stock           Incorporated by reference
       Certificate                        from Digimetrics, Inc.'s
                                          Form 10

10-1   Digimetrics/Control Chief          Incorporated by reference
       Amended and Restated Profit-       from Form 10-KSB for the
       Sharing Plan Adoption Agreement    fiscal year ended June 30,
       and Plan Document                  1994 as Exhibit 10-2


10-2   Term Loan Note and Security        Incorporated by reference
       Agreement between Control Chief    from Form 10-QSB for the
       Corporation and Integra Bank       quarter ended December 31,
                                          1993 as Exhibit 10-1

10-3   Term Loan Note and Security        Incorporated by reference
       Agreement between Bradford         from Form 10-KSB for the
       Classics Woodworking, Inc.         fiscal year ended June 30,
       and the City of Bradford, PA       1993 as Exhibit 10-5

10-4   Term Loan Note and Security        Incorporated by reference
       Agreement between Bradford         from Form 10-KSB for the
       Classics Woodworking, Inc.         fiscal year ended June 30,
       and Integra Bank                   1993 as Exhibit 10-6

10-5   Asset Purchase Agreement           Incorporated by reference
       between Digimetrics, Inc.          from Form 8-K filed on
       and SPC Technologies, Inc.         February 8, 1991 as Exhibit
                                          2-1

10-6   Agreement for Purchase and         Incorporated by reference
       Sale between C. Lawrence           from Form 8-K filed on
       Shields and Dorothy V. Shields     July 27, 1992 as Exhibit
       for the real estate at 200         2-1
       Williams Street, Bradford, PA

10-7   Lease Agreement dated July 15,     Incorporated by reference
       1992 between C. Lawrence Shields   from Form 8-K filed on
       and Dorothy V. Shields for the     July 27, 1992 as Exhibit
       real estate at 200 Williams        2-2
       Street, Bradford, PA

10-8   Lease Agreement dated August 10,   Incorporated by reference
       1993 between the City of Bradford, from Form 10-KSB for the
       Office of Economic and Community   fiscal year ended June 30,
       Development and Bradford Classics 1993 as Exhibit 10-10 Woodworking, Inc. for the real estate at 20 Russell Boulevard,
       Bradford, PA

10-9   1994 Stock Option Plan             Incorporated by reference
                                          from 1994 Proxy, Exhibit A

10-10  SPC Technologies, Inc. Amended     Incorporated by reference
       and Restated Promissory Note,      from Form 10-KSB for the
       Security Agreement and Pledge      fiscal year ended June 30,
       Agreement                          1994 as Exhibit 10-12

10-11  Asset Purchase Agreement between   Filed herewith
       Control Chief Corporation, NTR
       Nichols, Anthony Rudzki, William
       R. Nichols, Robert W. Thomas, Jr.,
       and Christine B. Mulzet

10-12  Revolving Credit Note and Security Filed herewith
       Agreement between Control Chief
       Corporation and Integra Bank/North

21-1   Subsidiaries of the Registrant     Filed herewith

23-1   Consent of Independent Auditors    Filed herewith

27-1   Financial Data Schedule            Filed herewith