Form 10QSB
period 1995-09-30
CONTROL CHIEF HOLDINGS INC
filed 1995-11-15
CIK 814853

U. S. Securities and Exchange Commission
                       Washington, D. C.  20549

                             Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

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

     The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of September 30, 1995 was 811,553 shares.
     Transitional Small Business Format (Check one): Yes [ ] No [X]




                 Control Chief Holdings, Inc. and Subsidiaries

                            Table of Contents



PART I    Financial Information

Item 1    Financial Statements

          Consolidated Balance Sheets
          Consolidated Statements of Earnings and
          Retained Earnings
          Consolidated Statements of Cash Flows
          Notes to Financial Statements

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II   Other Information

Item 2    Changes in Securities

Item 6    Exhibits and Reports on Form 8-K

SIGNATURES


PART I - FINANCIAL INFORMATION

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                            September 30,    June 30,
                                                1995          1995
                                             (Unaudited)

ASSETS
Current Assets
  Cash                                            $84,261     $157,786
  Receivables
    Trade, less allowance for doubtful
     accounts of $41,340                        1,663,771    1,603,883
  Other                                             7,007        8,903
  Inventories
    Raw materials and subassemblies             1,821,646    1,641,566
    Work in process                               408,451      433,661
    Finished goods                                   -          39,888
  Prepaid income taxes                            105,853      105,119
  Other prepaid items                              73,522       58,706
  Deferred income taxes                            71,505       71,505
                                               ----------   ----------
    Total current asset                         4,236,016    4,121,017
                                               ----------   ----------
Property, Plant and Equipment, at cost
  Land and improvements                            19,874       19,874
  Buildings and improvements                      245,777      245,777
  Machinery and other equipment                 1,992,475    1,978,463
                                               ----------   ----------
    Total cost                                  2,258,126    2,244,114
  Less accumulated depreciation                 1,375,803    1,330,159
                                               ----------   ----------
    Undepreciated cost                            882,323      913,955
                                               ----------   ----------
Other Assets
  Note receivable-SPC Technologies, Inc.           99,268       99,651
  Goodwill, less accumulated amortization
   of $74,862 and $68,341                         148,078      154,599
  Cash surrender value of officers' life
   insurance less policy loans of $55,457          19,771       19,771
                                               ----------   ----------
    Total other assets                            267,117      274,021
                                               ----------   ----------
                                               $5,385,456   $5,308,993
                                               ==========   ==========



See accompanying notes to financial statements.




CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS-CONTINUED


                                            September 30,    June 30,
                                                1995          1995
                                             (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                $610,000     $520,000
  Current maturities of long-term debt            227,766      275,813
  Accounts payable
   Trade                                        1,149,346      990,773
   Other                                           15,455       15,567
  Accrued items
   Salaries, wages, commissions and related
    payroll taxes                                 402,985      415,439
  Income taxes                                        507          507
  Other                                            57,544       70,465
                                               ----------   ----------
    Total current liabilities                   2,463,603    2,288,564
                                               ----------   ----------
Other Liabilities
  Long-Term Debt, less current maturities         803,791      822,621
  Deferred income taxes                            75,775       74,075
                                               ----------   ----------
    Total other liabilities                       879,566      896,696
                                               ----------   ----------
Stockholders' Equity
  Common stock, authorized 5,000,000 shares
   of $.50 par value; issued and outstanding
    811,553 shares                                405,776      405,776

  Capital in excess of par value                1,223,701    1,223,701

  Retained earnings                               384,482      463,036

  Foreign currency translation adjustment          28,328       31,220
                                               ----------   ----------
    Total stockholders' equity                  2,042,287    2,123,733
                                               ----------   ----------
                                               $5,385,456   $5,308,993
                                               ==========   ==========




See accompanying notes to financial statements.



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
(UNAUDITED)



                                                       Three Months Ended
                                                          September 30,
                                                         1995        1994

Revenues
  Net sales                                           $2,328,644  $2,021,087
  Other income                                             2,646      12,905
                                                      ----------  ----------
  Total revenues                                       2,331,290   2,033,992
                                                      ----------  ----------
Costs and expenses
  Cost of products sold                                1,642,562   1,241,653
  Selling general and
   administrative                                        614,616     570,488
  Research and development                                43,788      44,800
  Interest and financing                                  50,069      28,530
                                                      ----------  ----------
  Total costs and expenses                             2,351,035   1,885,471
                                                      ----------  ----------
Earnings (loss) before income taxes                     (19,745)     148,521

Provision for income taxes
  Currently payable                                          300      43,100
  Deferred (credit)                                        1,700       6,000
                                                      ----------  ----------
                                                           2,000      49,100
                                                      ----------  ----------
Net earnings (loss)                                     (21,745)      99,421

Retained earnings at
 beginning of period                                     463,036     381,136

Cash dividends paid                                     (56,809)    (56,809)
                                                      ----------  ----------
Retained earnings at
 end of period                                          $384,482    $423,748
                                                      ==========  ==========

Earnings (loss) per common share                        ($0.027)      $0.123

Dividends paid per common share                            $0.07       $0.07

Weighted average number of
 common shares outstanding                               811,553     811,553


See accompanying notes to financial statements.



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                         1995         1994


Cash flows from operating activities
Net earnings (loss)                                    ($21,745)     $99,421
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
  Depreciation and amortization                           52,192      50,299
  Deferred income taxes                                    1,700       6,000
  Change in assets and liabilities:
   (Increase) decrease in receivables                   (59,396)   (216,582)
   (Increase) decrease in inventories                  (116,570)    (67,382)
   (Increase) decrease in prepaid items
    and other assets                                    (15,694)      31,224
   Increase (decrease) in accounts
    payable and accruals                                 134,229     231,929
                                                      ----------  ----------
Net cash provided by (used in)
 operating activities                                   (25,284)     134,909
                                                      ----------  ----------
Cash flows from investing activities
 Purchase of property, plant and equipment              (14,716)    (65,544)
 Receipts of principal on note receivable                    383        -
                                                      ----------  ----------
Net cash used in investing activities                   (14,333)    (65,544)
                                                      ----------  ----------
Cash flows from financing activities
 Net borrowing of short-term debt                         90,000      45,000
 Net borrowing (repayments) of long-term debt           (66,821)    (63,488)
 Dividends paid                                         (56,809)    (56,809)
                                                      ----------  ----------
Net cash provided by financing activities               (33,630)    (75,297)
                                                      ----------  ----------
Effect of exchange rate changes on cash                    (278)       1,084
                                                      ----------  ----------
Net increase (decrease) in cash                         (73,525)     (4,848)

Cash at beginning of period                              157,786     106,572
                                                      ----------  ----------
Cash at end of period                                    $84,261    $101,724
                                                      ==========  ==========
Cash paid during the period for:
 Interest                                                $40,565     $33,951
 Income taxes                                              1,034      16,333


See accompanying notes to financial statements.



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


1.  Principles of Consolidation

The consolidated financial statements include the accounts of Control Chief Holdings, Inc., and its wholly-owned subsidiaries, Control Chief Corporation, Bradford Classics Woodworking, Inc. and Control Chief
(UK) Limited (the "Company").

The consolidated balance sheet as of September 30, 1995, and the related consolidated statements of operations and retained earnings and cash flows for the three month periods ended September 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report of the Company for the fiscal year ended June 30, 1995.

2.  Earnings Per Common Share

Earnings per common share are computed based on the weighted average shares of common stock outstanding during the period of computation. Although the Company has issued dilutive common stock equivalents in the form of common stock options, the dilutive effect of these securities in the aggregate is less than three percent of earnings per common share.

3.  Cash Dividends Paid

The Board of Directors of the Company approved a cash dividend totalling $56,809 ($.07 per share) payable on September 25, 1995 to holders of record at the close of business on September 11, 1995.





ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Changes

Effective March 1, 1995, the Company acquired the net operating assets of NTR Technologies, Inc. The operating results of this acquisition, which is a division of Control Chief Corporation, are included in the Company's consolidated results of operations from the date of acquisition. On November 18, 1994, the Company approved an amendment to the Company's foreign subsidiary's charter to change the subsidiary's name from IRT Holdings Limited to Control Chief (UK) Limited. In addition, effective April 1, 1995, the Company's foreign subsidiary merged its affiliates, Infra-Red Technology Limited and Vella Willson Limited, into its operations. In September 1993, the previously non-operating subsidiary, Bradford Classics Woodworking, Inc. began the start-up of a new wood processing operation. This operation is doing business under the name Tuna Valley Wood Products ("Tuna Valley").

Liquidity

The Company and its subsidiaries currently fund their needs for liquidity and capital resources through cash from operations, short-term and long-term borrowing.

Control Chief Corporation has a $750,000 line of credit with Integra Bank ("Integra"), which matures on November 30, 1995. Amounts outstanding under this line of credit bear interest at Integra's commercial base rate, variable, and are payable on demand. As of September 30, 1995, the rate of interest on Control Chief's line of credit was 8.75%. In connection therewith, Control Chief has granted Integra a general security interest in it assets, excluding real property. The line of credit agreement requires the Company to maintain certain minimum financial ratios and, among other things, to obtain approval from the bank before the Company permits any additional encumbrances on its assets, guarantees or incurs any additional indebtedness, declares or pays dividends, and incurs annual capital expenditures and/or acquisition expenses in an amount in excess of its annual depreciation expense. As of September 30, 1995, a total of $610,000 was outstanding under Control Chief's line of credit.

In addition to the line of credit, Control Chief has a term loan with Integra Bank in the original principal amount of $900,000, obtained for the purpose of consolidating pre-existing short-term and long-term debt. Amounts outstanding under this loan bear interest at Integra's commercial base rate plus 1/2%, variable, and is being repaid in 60 consecutive monthly installments of principal plus interest. At September 30, 1995, $656,625 was outstanding under Control Chief's term loan at an interest rate of 9 1/4%. In connection therewith, the Company has granted Integra a general security interest in all of its assets, excluding real property. The Company is also required to maintain a debt service coverage ratio in excess of 1.0 and, among other things, to obtain approval from the bank before the Company permits any additional encumbrances on its assets, guarantees or incurs any additional indebtedness, and declares or pays dividends.

At September 30, 1995, Control Chief Corporation also had outstanding $61,837 of debt that is being repaid through March 1997, at 8% interest. This seller financed debt was incurred with the purchase of the net operating assets of NTR Technologies, Inc., effective March 1, 1995. In addition, $5,075 of debt is being repaid through March 1996 at 6% interest. This debt was assumed in connection with the purchase of the net assets of NTR Technologies, Inc.

Tuna Valley has a term loan with Integra Bank in the original principal amount of $300,000 that was used for purchasing equipment for the start-up of its operations. Amounts outstanding under this loan bear interest at Integra's commercial base rate plus 3/4%, variable, and is being repaid in 60 consecutive monthly installments of principal plus interest. At September 30, 1995, $224,549 was outstanding under this term loan at an interest rate of 9 1/2%. In connection therewith, Tuna Valley has granted Integra a general security interest in all of its assets.

In addition, Tuna Valley has a term loan with the City of Bradford, Pennsylvania in the original principal amount of $100,000 that was used for purchasing equipment. Amounts outstanding under this loan bear interest at 3% and are repayable in 84 consecutive monthly installments of principal plus interest. At September 30, 1995, $73,620 was outstanding under this term loan. In connection therewith, Tuna Valley has granted the City of Bradford a general security interest in all of its assets.

The Company currently does not have a material commitment for any further capital expenditures and believes its current working capital is sufficient for its operations.

Results of Operations

Net sales for the quarter ended September 30, 1995 increased overall by $307,557 or 15.2% compared to the same quarter last year. Control Chief experienced an increase in net sales of $171,426 or 12.2% as compared to the same period last year. Net sales of Tuna Valley increased by $143,754 or 33.9% as compared to the same three month period last year. Due to the volatility of the wood market and wood costs, management is unable to predict at this time whether Tuna Valley will continue the trend of increased net sales. Control Chief
(UK) experienced a flat quarter in growth as net sales decreased by $7,622.

Cost of products sold increased overall by $400,909 or 32.3% for the quarter ended September 30, 1995 as compared to the same quarter for last year. The dimensioned wood blanks segment, Tuna Valley, was responsible for $200,013 of the increase for the quarter ended September 30, 1995 as compared with the same period for last year. This increase corresponds to the increase in net sales for the quarter ended September 30, 1995 combined with the fact that the component cost of this segment is significantly higher than electronics manufacturing and as such generates a much lower gross profit rate. Cost of products sold at Control Chief increased by $153,177 or 20% at September 30, 1995 as compared with the same period last year. This increase reflects the Company's increased sales for the current quarter as compared to the same quarter of the previous year, material cost increases and production wage increases. Cost of products sold at Control Chief (UK) Limited increased by $47,719 or 56% for the quarter ended September 30, 1995 as compared with the same period for last year. This increase in cost of sales as compared to the relatively flat sales for the comparable quarter is due to products being sold with higher material costs and increased labor costs. Additionally, short term fluctuations may result from changes in product mix for the period, as well as competitive discounting.

Selling, general and administrative costs increased by $44,128 or 7.8% for the quarter ended September 30, 1995 as compared with the same period last year. This overall increase corresponds to the increase in net sales for the comparable period and the Company's continued investment in areas of marketing, sales staffing and travel and travel in the U.S. and the U.K.

Research and development costs decreased by $1,012 or 2.3% for the quarter ended September 30, 1995 as compared with the same period for last year. Although the Company experienced a slight decrease in costs for the current quarter as compared to the same period last year, the Company's policy remains a continuing commitment to invest funds in research and development to stay abreast of changes in technology and improve and expand its product lines in the electronic components and devices segment to remain competitive and responsive in the market. It is the policy of the Company not to release to the public continuing programs in research and development until products are ready for introduction. The premature public notification of product development, in the opinion of management, stands to potentially reduce the anticipated return on its research and development investment by notifying competitors of a significant portion of the Company's marketing strategy.

Interest and financing charges increased by $21,539 at September 30, 1995 as compared to the same period for last year. This increase relates to the refinancing of short-term debt to a long-term note by Control Chief and the increase in short-term borrowing to finance overall increases in receivables, inventories and other assets, partially offset by increases in accounts payable and other accruals.

For the three months ended September 30, 1995, the Company sustained a net loss of $21,745 as compared to net earnings of $99,421 for the same three month period of last year. All subsidiaries of the Company posted decreased net earnings for the period ended September 30, 1995 as compared to the comparable period of last year. Management is encouraged by continuing orders, reduction of costs at Tuna Valley and a sustained backlog in all divisions that should return its operation back to profitability.

The Company lost $.027 per common share for the quarter ended
September 30, 1995 as compared to earnings of $.123 for the comparable period of last year.

Net trade receivables at September 30, 1995 increased by $59,889 or 3.7% as compared with the balance as of June 30, 1995. The increase is reflective of the increase in net sales for the three month period for the domestic and foreign operations.

Inventories, in total increased $114,981 or 5.4% at September 30, 1995 as compared to June 30, 1995. Of this increase, inventory attributable to Control Chief's combined inventories of raw materials and work in process at September 30, 1995 as compared to June 30, 1995, increased by $93,177. The Company's foreign subsidiary, Control Chief (UK) Limited accounted for $17,714 of the overall increase. These increases are reflective of a number of customer orders in various stages of completion as of September 30, 1995 and materials for future orders. Tuna Valley's total inventory at September 30, 1995 as compared to June 30, 1995 remained relatively unchanged. Management believes that the Company's level and mix of inventory is now sufficient to meet future demands and does not anticipate any significant increases.

Prepaid items increased by $15,550 or 6.2% as compared with the balance as of June 30, 1995. This increase reflects the practice of the Company of prepaying certain expenses, such as insurance, professional fees and taxes, at the beginning and during the fiscal year. This is typical of previous years.

Undepreciated cost of property, plant and equipment remained relatively unchanged as compared with the balance as of June 30, 1995. Management does not anticipate any major capital expenditures in the near future.

The Company's liquidity, measured in terms of working capital decreased by $60,040 or 3.3% as compared with the balance as of June 30, 1995. The current ratio decreased to 1.7 at September 30, 1995 from 1.8 at June 30, 1995.

PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities

a) Working Capital restrictions and other limitations upon the payment of dividends.

    Common Stock, par value $.50 per share.

    The Company has agreed not to distribute dividends unless specific written approval is received from Integra Bank. The Company has also agreed to comply with additional bank covenants.

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



                                          Control Chief Holdings, Inc.
                                                (Registrant)



Date:  November 14, 1995             By:  \S\ Douglas S. Bell
                                           Douglas S. Bell
                                           Chairman of the Board,
                                           Chief Executive Officer
                                           and President