Form 10QSB
period 1995-12-31
CONTROL CHIEF HOLDINGS INC
filed 1996-02-14
CIK 814853

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                            Form 10-QSB


(Mark One)
[X]   QUARTERLY EPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1995

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _______________ to _______________

                     Commission File Number  0-15910


                        Control Chief Holdings, Inc.
       (Exact name of small business issuer as specified in its charter)

                New York                           16-0955704
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)

        P.O. Box 141, 200 Williams Street, Bradford, Pennsylvania  16701
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

    The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of December 31, 1995 was 811,553 shares.

    Transitional Small Business Format (Check one):  Yes [ ] No [X]









               Control Chief Holdings, Inc. and Subsidiaries

                            Table of Contents



Page

PART I        Financial Information

Item 1        Financial Statements
                 Consolidated Balance Sheets
                 Consolidated Statements of Operations and Retained Earnings Consolidated Statements of Cash Flows
                 Notes to Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II  Other Information

Item 2        Changes in Securities

Item 4        Submission of Matters to a Vote of Security Holders

Item 6        Exhibits and Reports on Form 8-K


SIGNATURES

PART I - FINANCIAL  INFORMATION

ITEM 1.  Financial Statements

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                            December 31,   June 30,
                                                1995         1995
                                            ------------  ----------
                                             (Unaudited)
ASSETS

Current Assets
   Cash                                         $72,338     $157,786
   Receivables
      Trade, less allowance for doubtful
       accounts of $51,340 and $41,340        1,670,633    1,603,883
   Other                                          7,464        8,903
   Inventories
      Raw materials and subassemblies         1,749,328    1,641,566
      Work in process                           497,013      433,661
      Finished goods                               -          39,888
   Prepaid income taxes                          70,409      105,119
   Other prepaid items                           74,226       58,706
   Deferred income taxes                         58,405       71,505
                                             ----------   ----------
            Total current assets              4,199,816    4,121,017
                                             ----------   ----------
Property, Plant and Equipment, at cost
   Land and improvements                         19,874       19,874
   Buildings and improvements                   251,619      245,777
   Machinery and other equipment              2,013,874    1,978,463
                                             ----------   ----------
            Total cost                        2,285,367    2,244,114

      Less accumulated depreciation           1,420,936    1,330,159
                                             ----------   ----------
            Undepreciated cost                  864,431      913,955
                                             ----------   ----------

Other Assets
   Note receivable-SPC Technologies, Inc.        98,875       99,651
   Goodwill, less accumulated amortization
     of $81,043 and $68,341                     141,897      154,599
   Cash surrender value of officers' life
     insurance less policy loans of $55,457      19,771       19,771
                                             ----------   ----------
            Total other assets                  260,543      274,021
                                             ----------   ----------
                                             $5,324,790   $5,308,993
                                             ----------   ----------
                                             ----------   ----------

See accompanying notes to financial statements.



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED

                                            December 31,   June 30,
                                                1995         1995
                                            ------------  ----------
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Short-term debt                             $722,849     $520,000
   Current maturities of long-term debt         291,492      275,813
   Accounts payable
      Trade                                     994,340      990,773
      Other                                      13,920       15,567
   Accrued items
      Salaries, wages, commissions and
        related payroll taxes                   394,945      415,439
      Income taxes                                 -             507
      Other                                      71,528       70,465
                                             ----------   ----------
            Total current liabilities         2,489,074    2,288,564
                                             ----------   ----------
Other Liabilities
   Long-Term Debt, less current maturities      689,562      822,621
   Deferred income taxes                         81,475       74,075
                                             ----------   ----------
            Total other liabilities             771,037      896,696
                                             ----------   ----------
Stockholders' Equity
   Common stock, authorized 5,000,000 shares
     of $.50 par value; issued and outstanding
      811,551 shares                            405,776      405,776

   Capital in excess of par value             1,223,701    1,223,701

   Retained earnings                            411,616      463,036

   Foreign currency translation adjustment       23,586       31,220
                                             ----------   ----------
            Total stockholders' equity        2,064,679    2,123,733
                                             ----------   ----------
                                             $5,324,790   $5,308,993
                                             ----------   ----------
                                             ----------   ----------

See accompanying notes to financial statements.




CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

                                    Three Months Ended              Six Months Ended
                                        December 31,                   December 31,
                                    1995           1994            1995           1994
                                  --------       --------        --------       --------
Revenues
   Net sales                     $2,282,032     $2,188,527      $4,610,676     $4,209,614
   Other income                       3,749         10,644           6,395         23,549
                                 ----------     ----------      ----------     ----------
         Total revenues           2,285,781      2,199,171       4,617,071      4,233,163
                                 ----------     ----------      ----------     ----------
Costs and expenses
   Cost of products sold          1,457,996      1,386,822       3,100,558      2,628,475
   Selling general and
     administrative                 693,349        739,535       1,307,965      1,310,023
   Research and development          38,209         80,231          81,997        125,031
   Interest and financing            39,293         32,027          89,362         60,557
                                 ----------     ----------      ----------     ----------
         Total costs and expenses 2,228,847      2,238,615       4,579,882      4,124,086
                                 ----------     ----------      ----------     ----------
Earnings (loss) before income
 taxes                               56,934       (39,444)          37,189        109,077

Federal and state income taxes
   Currently payable (refundable)    11,000       (34,300)          11,300          8,800
   Deferred                          18,800          5,500          20,500         11,500
                                 ----------     ----------      ----------     ----------
                                     29,800       (28,800)          31,800         20,300
                                 ----------     ----------      ----------     ----------

Net earnings (loss)                  27,134       (10,644)           5,389         88,777

Retained earnings at beginning
  of period                         384,482        423,748         463,036        381,136

Cash dividends paid                   -               -           (56,809)       (56,809)
                                 ----------     ----------      ----------     ----------
Retained earnings at end
  of period                        $411,616       $413,104        $411,616       $413,104
                                 ----------     ----------      ----------     ----------
                                 ----------     ----------      ----------     ----------

Earnings (loss) per common share     $0.033        ($0.013)         $0.007         $0.109
                                     ------        --------         ------         ------
                                     ------        --------         ------         ------

Dividends paid per common share        -              -              $0.07          $0.07

Weighted average number of common
   shares outstanding               811,553         811,553        811,553        811,553


See accompanying notes to financial statements.





CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                            Six Months Ended
                                                              December 31,
                                                          1995          1994
                                                        -------       --------
Cash flows from operating activities
   Net earnings                                           $5,389       $88,777
   Adjustments to reconcile net earnings to
    net cash provided by (used in) operating activities:
    Depreciation and amortization                        103,730       100,850
    Deferred income taxes                                 20,500        11,500
    Loss on sale of fixed assets                            -             -
    Change in assets and liabilities:
      (Increase) decrease in receivables                 (70,944)    (236,689)
      (Increase) decrease in inventories                (136,852)     (73,242)
      (Increase) decrease in prepaid items and
       other assets                                        18,754     (23,625)
      Increase (decrease) in accounts payable and
       accruals                                          (13,639)      339,871
                                                        ---------    ---------

          Net cash provided by (used in) operating
           activities                                    (73,062)      207,442
                                                        ---------    ---------
Cash flows from investing activities
   Purchase of property, plant and equipment             (43,906)     (83,742)
   Receipts of principal on note receivable                   776        -
                                                        ---------    ---------
          Net cash provided by (used in) investing
           activities                                    (43,130)     (83,742)
                                                        ---------    ---------
Cash flows from financing activities
   Net borrowing (repayments) of short-term debt          202,849       60,000
   Net borrowing (repayments) of long-term debt         (117,256)    (114,134)
   Dividends paid                                        (56,809)     (56,809)
                                                        ---------    ---------
          Net cash provided by (used in) financing
           activities                                      28,784    (110,943)
                                                        ---------    ---------
Effect of exchange rate changes on cash                     1,960      (2,630)
                                                        ---------    ---------
Net increase (decrease) in cash                          (85,448)       10,127

Cash at beginning of period                               157,786      106,572
                                                        ---------    ---------
Cash at end of period                                     $72,338     $116,699
                                                        ---------    ---------
                                                        ---------    ---------
Cash paid during the period for:
   Interest                                               $77,441      $65,978
   Income taxes                                             -           45,122



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

The consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations and retained earnings and cash flows for the three and six month periods ended December 31, 1995 and 1994 are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

3.  Cash Dividends Paid

The Board of Directors of the Company approved a cash dividend totaling $56,809 ($.07 per share) payable on September 25, 1995 to holders of record at the close of business on September 11, 1995.

4.  Long-Term Borrowing

On December 8, 1995, the Company borrowed $850,000 from its principal depository under an installment loan agreement, the proceeds of which were used to retire other debt of the Company. The loan bears interest at 9% and is payable in 41 monthly installments of $23,720, with a final payment of $21,141 due June 8, 1999.




ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Control Chief Corporation has a $750,000 line of credit with Integra Bank ("Integra"), which matures on November 30, 1996. Amounts outstanding under this line of credit bear interest at Integra's commercial base rate, variable, and are payable on demand. As of December 31, 1995, the rate of interest on Control Chief's line of credit was 8.5%. In connection therewith, Control Chief has granted Integra a general security interest in its assets, excluding real property. The line of credit agreement requires the Company to maintain certain minimum financial ratios and, among other things, to obtain approval from the bank before the Company permits any additional encumbrances on its assets, guarantees or incurs any additional indebtedness, declares or pays dividends, and incurs annual capital expenditures and/or acquisition expenses in an amount in excess of its annual depreciation expense. At December 31, 1995, a total of $722,849 was outstanding under Control Chief's line of credit.

At December 31, 1995, Control Chief Corporation also had outstanding $52,142 of debt that is being repaid through March 1997, at 8% interest. This seller financed debt was incurred in connection with the purchase of the net operating assets of NTR Technologies, Inc., effective March 1, 1995. In addition, at December 31, 1995, the Company had outstanding $1,715 of debt which is being repaid through March 1996, at 6% interest. This debt was assumed in connection with the purchase of the net assets of NTR Technologies, Inc.

In addition, Tuna Valley has a term loan with the City of Bradford, Pennsylvania in the original principal amount of $100,000 that was used for purchasing equipment. Amounts outstanding under this loan bear interest at 3% and are repayable in 84 consecutive monthly installments of principal plus interest. At December 31, 1995, $70,262 was outstanding under this term loan. In connection therewith, Tuna Valley has granted the City of Bradford a general security interest in all of its assets.

On December 8, 1995, the Company borrowed $850,000 from its principal depository, Integra Bank, under an installment loan agreement. This term loan was obtained for the purpose of consolidating pre-existing long-term loans of Control Chief Corporation and Tuna Valley Wood Products. Amounts outstanding under this loan bear interest at 9% and is payable in 41 consecutive monthly installments of $23,720, with a final payment of $21,141 due June 8, 1999. In connection therewith, the Company has granted Integra a general security interest in all of its assets, excluding real property. The Company is also required to maintain a debt service coverage ratio in excess of 1.0 and, among other things, to obtain approval from the bank before the Company permits any additional encumbrances on its assets, guarantees or incurs any additional indebtedness, and declares dividends.

The Company's working capital decreased by $121,711 or 6.6% as compared with the balance as of June 30, 1995. The current ratio decreased to 1.7 at December 31, 1995 from 1.8 at June 30, 1995.

The Company currently does not have a material commitment for any further capital expenditures and believes its current working capital is sufficient for its operations.


Results of Operations

Net sales for the quarter ended December 31, 1995 increased overall by $93,504 or 4.3% compared to the same quarter last year, and increased overall by $401,062 or 9.5% for the six month period. For the quarter ended December 31, 1995, net sales of Control Chief increased by $116,194 or 7.8%, and increased overall by $287,620 or 10% as compared to the same six month period last year. Tuna Valley experienced a decrease of $37,265 for the quarter ended December 31, 1995 as compared to the same quarter last year. Net sales for Tuna Valley increased overall for the six month period by $106,489 or 11.6% as compared to the same six month period the previous year. This fluctuation in quarterly sales is due to the volatility of the wood market and wood costs. Management is unable to predict at this time whether this trend will continue. Control Chief (UK) experienced an increase in net sales of $14,575 or 7% for the quarter and overall net sales increased by $6,953 or 1.7% as compared to the same six month period for the previous year. The demand for the foreign subsidiary's transformer components remained strong while sales of its radio control products decreased during the six month period.

Cost of products sold increased by $71,174 or 5.1% for the quarter and $472,083 or 18% for the six months ended December 31, 1995 as compared to the same periods for last year. Cost of products sold at Control Chief increased by $60,246 or 7.2% for the quarter and $213,423 or 13.3% for the six months ended December 31, 1995 as compared with the same periods for last year.
These increases reflect the segment's increased sales for the comparable periods, material cost increases and production wage increases. The Company's foreign operation, Control Chief (UK), was responsible for $61,059 of the increase for the quarter and for $108,778 for the six months ended
December 31, 1995 as compared with the same periods last year. This increase in cost of sales is due to products being sold with higher material costs and increased labor costs. Cost of products sold at Tuna Valley, the dimensioned wood blanks segment, experienced a decrease of $50,131 or 11% for the quarter and an overall increase of $149,882 or 17.7% for the six months ended
December 31, 1995 as compared to the same periods for the previous year. The decrease in the quarterly cost of sales results is reflective of the decrease in net sales of approximately 9% for the quarter ended December 31, 1995. The overall increase for the six months ended December 31, 1995 as compared to the same six months of the previous year corresponds to the six month increase in net sales combined with the fact that the component cost of this segment is significantly higher than electronics manufacturing, and as such generates a much lower gross profit rate. Additionally, short term fluctuations may result from changes in product mix for the period, as well as competitive discounting.

Selling, general and administrative costs decreased by $46,186 or 6.3% for the quarter and decreased by $2,058 or .2% for the six months ended December 31, 1995 as compared with the same periods for last year. These overall decreases for the quarter and six months ended December 31, 1995 as compared to the same periods for last year reflect relatively stable sales, marketing and administrative forces in all segments and stable costs as compared to the overall increases in net sales for the comparable periods.

Research and development costs decreased by $42,022 for the quarter and decreased by $43,034 for the six months ended December 31, 1995 as compared with the same periods last year. With the acquisition of NTR Technologies, Inc., a significant portion of engineering outscourcing is now being done internally at a lower cost by the Company's engineers. The Company maintains a continuing commitment to invest funds in research and development to stay abreast of changes in technology and improve and expand its product lines in the electronic components and devices segment to remain competitive and responsive in the market. It is the policy of the Company not to release to the public continuing programs in research and development until products are ready for introduction. The premature public notification of product development, in the opinion of management, stands to potentially reduce the anticipated return on its research and development investment by notifying competitors of a significant portion of the Company's marketing strategy.

Interest and financing charges increased by $7,265 for the quarter and $28,805 for the six months ended December 31, 1995 as compared to the same periods for last year. The increase relates to the increase in the Company's short-term borrowing to finance overall increases in receivables and inventories, partially offset by increases in accounts payable. This increase is also attributable to the financing of the acquisition of NTR Technologies, Inc.

Consolidated earnings before income taxes increased by $96,378 or for the quarter and decreased by $71,888 for the six months ended December 31, 1995 as compared to the same periods for last year. Control Chief posted increases in earnings before income taxes of $131,328 and $80,838, respectively, for the quarter and six months ended December 31, 1995 as compared to the same periods of the previous year. The Company's other domestic operation, Tuna Valley, posted net earnings of $21,480 before income taxes for the quarter ended December 31, 1995 as compared to net earnings of $16,256 before income taxes for the quarter ended December 31, 1994. For the six month period ended December 31, 1995, Tuna Valley posted a net loss of $38,624 before income taxes as compared to net earnings of $11,574 before income taxes for the comparable period of a year ago. The Company's foreign operation, Control Chief (UK), posted net losses of $7,912 and $27,455, respectively, for the quarter and six months ended December 31, 1995 as compared to net earnings of $32,262 and $75,055, respectively, for the same periods of the previous year.

On a consolidated basis, and after a provision for federal and state income taxes, net earnings increased by $37,778 for the quarter and decreased by $83,388 for the six months ended December 31, 1995 as compared to the same periods last year. Management is encouraged by the quarterly results of Control Chief Corporation and continues to review and develop plans to bring the profitability of its other segments to management's expectations. Management also continues to be encouraged by continuing orders and a sustained backlog in all divisions.

The Company earned $.033 per common share for the quarter ended
December 31, 1995, resulting in six months earnings of $.007 per common share. For the comparable period last year, the Company lost $.013 per common share for the quarter and had six months earnings of $.109 per common share.

Net trade receivables at December 31, 1995 increased by $66,750 or 4.2% as compared with the balance as of June 30, 1995. The increase is reflective of the increase in net sales for the six month period for the domestic and foreign operations, and improvements made in collection cycle.

Inventories, in total increased $131,226 or 6.2% at December 31, 1995 as compared to June 30, 1995. Of this increase, inventory attributable to Control Chief's combined inventories of raw materials and work in process at December 31, 1995, increased by $127,157. These increases are reflective of a number of customer orders in various stages of completion as of December 31, 1995, and materials for future orders. The Company's foreign subsidiary's and Tuna Valley's total inventories at December 31, 1995 as compared to June 30, 1995, remained relatively unchanged. Management believes that the level and mix of inventory is now sufficient to meet future demands and does not anticipate any significant increases in any of its segments.

Prepaid items decreased by $19,190 or 12% as compared with the balance as of June 30, 1995. Prepaid income taxes at December 31, 1995 accounted for $34,710 of the decrease as compared with the balance as of June 30, 1995, while other prepaid items increased by $15,520 at December 31, 1995 as compared to June 30, 1995. The decrease in prepaid taxes for the six month period reflects estimations of federal and state corporate income tax liabilities as compared quarterly federal and state tax payments made to date. The overall increase in other prepaid items reflects the practice of the Company of prepaying certain expenses, such as insurance, professional fees and taxes, at the beginning and during the fiscal year. This is typical of previous years.

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





ITEM 4.  Submission of Matters to a Vote of Security Holders

     a) An annual meeting of the Shareholders of the Company was held on December 1, 1995.

     b)  Election of seven Directors.

         Director                   For      Withheld
         --------                   ---      --------

         Douglas S. Bell          686,835        676
         Robert E. Crofford       687,036        475
         Christopher G. Hauser    637,716     49,795
         Arvid R. Nelson          637,666     49,845
         C. Lawrence Shields      686,886        625
         Patrick G. Shields       687,036        475
         Jon T. Wray              686,936        575

     c) Approve appointment of Diefenbach, Delio, Kearney & DeDionisio as independent public accountants of the Company.

                   For          Against        Abstain
                   ---          -------        -------

                 687,193          131            187






ITEM 6.  Exhibits and Reports on Form 8-K

     a)  Exhibit 27.

     b)  None.




SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    Control Chief Holdings, Inc.
                                            (Registrant)


Date:  February 12, 1996               By:  \s\ Douglas S. Bell
                                            Douglas S. Bell
                                            Chairman of the Board