Form 10QSB
period 1996-03-31
CONTROL CHIEF HOLDINGS INC
filed 1996-05-15
CIK 814853

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1996

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


    Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]


                    APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of March 31, 1996 was 811,553 shares.

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


PART II  Other Information

Item 2        Changes in Securities

Item 6        Exhibits and Reports on Form 8-K


SIGNATURES


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                               March 31,     June 30,
                                                 1996          1995
                                             -----------   -----------
                                             (Unaudited)
ASSETS

Current Assets
   Cash                                          $98,650     $157,786
   Receivables
      Trade, less allowance for doubtful
        accounts of $66,854 and $41,340        1,866,395    1,603,883
      Other                                        2,813        8,903
   Inventories
      Raw materials and subassemblies          1,596,850    1,641,566
      Work in process                            518,765      433,661
      Finished goods                                 -         39,888
   Prepaid income taxes                           40,686      105,119
   Other prepaid items                            47,203       58,706
   Deferred income taxes                          58,405       71,505
                                             -----------  -----------
            Total current assets               4,229,767    4,121,017
                                             -----------  -----------
Property, Plant and Equipment, at cost
   Land and improvements                          19,874       19,874
   Buildings and improvements                    253,304      245,777
   Machinery and other equipment               2,034,750    1,978,463
            Total cost                         2,307,928    2,244,114
                                             -----------  -----------
      Less accumulated depreciation            1,465,912    1,330,159
                                             -----------  -----------
            Undepreciated cost                   842,016      913,955

Other Assets
   Note receivable-SPC Technologies, Inc.         98,336       99,651
   Goodwill, less accumulated amortization
     of $87,157 and $68,341                      135,783      154,599
   Cash surrender value of officers' life
     insuranceless policy loans of $55,457        19,771       19,771
                                             -----------  -----------
            Total other assets                   253,890      274,021
                                             -----------  -----------
                                              $5,325,673   $5,308,993
                                             ===========  ===========

See accompanying notes to financial statements.



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED


                                               March 31,     June 30,
                                                 1996          1995
                                             -----------   -----------
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Short-term debt                              $675,560      $520,000
   Current maturities of long-term debt          283,207       275,813
   Accounts payable
      Trade                                    1,063,352       990,773
      Other                                       13,693        15,567
   Accrued items
      Salaries, wages, commissions and
        related payroll taxes                    420,955       415,439
      Income taxes                                   507           507
      Other                                       60,190        70,465
                                             -----------   -----------
            Total current liabilities          2,517,464     2,288,564

Other Liabilities
   Long-Term Debt, less current maturities       626,921       822,621
   Deferred income taxes                          92,775        74,075
                                             -----------   -----------
            Total other liabilities              719,696       896,696
                                             -----------   -----------
Stockholders' Equity
   Common stock, authorized 5,000,000 shares
     of $.50 par value; issued and outstanding
      811,551 shares                             405,776       405,776

   Capital in excess of par value              1,223,701     1,223,701

   Retained earnings                             441,201       463,036
   Foreign currency translation adjustment        17,835        31,220
                                             -----------   -----------
            Total stockholders' equity         2,088,513     2,123,733
                                             -----------   -----------
                                              $5,325,673    $5,308,993
                                             ===========   ===========


See accompanying notes to financial statements.




CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)


                                   Three Months Ended          Nine Months Ended
                                       March 31,                   March 31,
                                    1996       1995             1996       1995
                                 ----------  ----------      ----------  ----------
Revenues
   Net sales                     $2,572,038  $2,542,116      $7,182,714  $6,751,730
   Other income                       6,424       7,667          12,819      31,216
                                 ----------  ----------      ----------  ----------
        Total revenues            2,578,462   2,549,783       7,195,533   6,782,946
                                 ----------  ----------      ----------  ----------
Costs and expenses
   Cost of products sold          1,727,249   1,646,636       4,827,807   4,275,111
   Selling general and
     administrative                 726,063     694,463       2,034,028   2,004,486
   Research and development          27,383      56,965         109,380     181,996
   Interest and financing            37,082      31,825         126,444      92,382
                                 ----------  ----------      ----------  ----------
        Total costs and expenses  2,517,777   2,429,889       7,097,659   6,553,975
                                 ----------  ----------      ----------  ----------
Earnings before income taxes         60,685     119,894          97,874     228,971

Federal and state income taxes
   Currently payable                 19,800      60,500          31,100      69,300
   Deferred                          11,300       8,400          31,800      19,900
                                 ----------  ----------      ----------  ----------
                                     31,100      68,900          62,900      89,200
                                 ----------  ----------      ----------  ----------
Net earnings                         29,585      50,994          34,974     139,771

Retained earnings at beginning
   of period                        411,616     413,104         463,036     381,136

Cash dividends paid                    -           -           (56,809)    (56,809)
                                 ----------  ----------      ----------  ----------
Retained earnings at end of
 period                            $441,201    $464,098        $441,201    $464,098
                                 ==========  ==========      ==========  ==========

Earnings per common share            $0.036      $0.063          $0.043      $0.172
                                     ======      ======          ======      ======
Dividends paid per common share        -           -              $0.07       $0.07

Weighted average number of
 common shares outstanding          811,553     811,553         811,553     811,553


See accompanying notes to financial statements.



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                    Nine Months Ended
                                                        March 31,
                                                    1996        1995
                                                 ---------   ---------
Cash flows from operating activities
   Net earnings                                    $34,973    $139,771
   Adjustments to reconcile net earnings to
     net cash provided by (used in) operating
      activities:
       Depreciation and amortization               155,060     152,451
       Deferred income taxes                        31,800      19,900
       Loss on sale of fixed assets                   -           -
       Change in assets and liabilities:
         (Increase) decrease in receivables      (262,889)   (488,271)
         (Increase) decrease in inventories        (9,897)   (168,275)
         (Increase) decrease in prepaid items
          and other assets                          75,809   (108,919)
         Increase (decrease) in accounts
          payable and accruals                      72,457     560,612
                                                 ---------   ---------
            Net cash provided by (used in)
             operating activities                   97,313     107,269
                                                 ---------   ---------
Cash flows from investing activities
   Purchase of property, plant and
    equipment                                     (68,145)   (137,358)
   Receipts of principal on note receivable          1,315       1,198
                                                 ---------   ---------
       Net cash provided by (used in)
            investing activities                  (66,830)   (136,160)

Cash flows from financing activities
   Net borrowing (repayments) of short-term
    debt                                           155,560     160,000
   Net borrowing (repayments) of long-term debt  (188,146)    (74,621)
   Dividends paid                                 (56,809)    (56,809)
                                                 ---------   ---------
           Net cash provided by (used in)
            financing activities                  (89,395)      28,570
                                                 ---------   ---------
Effect of exchange rate changes on cash              (224)       2,508
                                                 ---------   ---------
Net increase (decrease) in cash                   (59,136)       2,187

Cash at beginning of period                        157,786     106,572
                                                 ---------   ---------
Cash at end of period                              $98,650    $108,759
                                                 =========   =========
Cash paid during the period for:
   Interest                                       $107,611     $97,802
   Income taxes                                       -         78,845


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

The consolidated balance sheet as of March 31, 1996, and the related consolidated statements of operations and retained earnings and cash flows for the three and nine month periods ended March 31, 1996 and 1995 are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

Control Chief Corporation has a $750,000 line of credit with Integra Bank ("Integra"), which matures on November 30, 1996. Amounts outstanding under this line of credit bear interest at Integra's commercial base rate, variable, and are payable on demand. As of March 31, 1996, the rate of interest on Control Chief's line of credit was 8.25% . In connection therewith, Control Chief has granted Integra a general security interest in its assets, excluding real property. The line of credit agreement requires the Company to maintain certain minimum financial ratios and, among other things, to obtain approval from the bank before the Company permits any additional encumbrances on its assets, guarantees or incurs any additional indebtedness, declares or pays dividends, and incurs annual capital expenditures and/or acquisition expenses in an amount in excess of its annual depreciation expense. At March 31, 1996, a total of $675,560 was outstanding under Control Chief's line of credit.

At March 31, 1996, Control Chief Corporation also had outstanding $43,418 of debt that is being repaid through March 1997, at 8% interest. This seller financed debt was incurred in connection with the purchase of the net operating assets of NTR Technologies, Inc., effective March 1, 1995.

In addition, Tuna Valley has a term loan with the City of Bradford, Pennsylvania in the original principal amount of $100,000 that was used for purchasing equipment. Amounts outstanding under this loan bear interest at 3% and are repayable in 84 consecutive monthly installments of principal plus interest. At March 31, 1996, $66,811 was outstanding under this term loan. In connection therewith, Tuna Valley has granted the City of Bradford a general security interest in all of its assets.

On December 8, 1995, the Company borrowed $850,000 from its principal depository, Integra Bank, under an installment loan agreement. This term loan was obtained for the purpose of consolidating pre-existing long-term loans of Control Chief Corporation and Tuna Valley Wood Products. Amounts outstanding under this loan bear interest at Integra's commercial base rate plus 5/8%, variable, and is payable in 41 consecutive monthly installments of $23,720, with a final payment of $21,141 due June 8, 1999. In connection therewith, the Company has granted Integra a general security interest in all of its assets, excluding real property. The Company is also required to maintain a debt service coverage ratio in excess of 1.0 and, among other things, to obtain approval from the bank before the Company permits any additional encumbrances on its assets, guarantees or incurs any addition indebtedness, and declares dividends.

The Company's working capital decreased by $120,150 or 6.6% as compared with the balance as of June 30, 1995. The current ratio decreased to 1.7 at March 31, 1996 from 1.8 at June 30, 1995.

The Company currently does not have a material commitment for an further capital expenditures and believes its current working capital is sufficient for its operations.


Results of Operations

Net sales for the quarter ended March 31, 1996 increased overall by $29,922 or 1.2% compared to the same quarter last year, and increased overall by $430,984 or 6.4% for the nine month period then ended. For the quarter ended March 31, 1996, net sales of Control Chief increased by $90,380 or 5.1%, and increased overall by $378,000 or 8.1% as compared to the same nine month period last year. Tuna Valley experienced a decrease of $52,157 for the quarter ended March 31, 1996 as compared to the same quarter last year. Net sales for Tuna Valley increased overall for the nine month period by $54,332 or 3.7% as compared to the same nine month period the previous year. Quarterly results for Tuna Valley did not meet the Company's expectations. Management is reviewing the overall operation of Tuna Valley. Control Chief
(UK) experienced a decrease in net sales of $8,301 or 3.7% for the quarter and overall net sales decreased by $1,348 or .2% as compared to the same nine month period for the previous year. The demand for the foreign subsidiary's transformer components remained strong while sales of its radio control products continued to decrease during the nine month period.

Cost of products sold increased by $80,613 or 4.9% for the quarter and $552,696 or 12.9% for the nine months ended March 31, 1996 as compared to the same periods for last year. Cost of products sold at Control Chief increased by $124,749 or 12.9% for the quarter and $338,172 or 13.2% for the nine months ended March 31, 1996 as compared to the same periods for last year. These increases reflect the segment's increased sales for the comparable periods, material cost increases and production wage increases. Cost of products sold at Tuna Valley, the dimensioned wood blanks segment, experienced a decrease of $15,086 or 2.9% for the quarter and an overall increase of $134,796 or 9.9% for the nine months ended March 31, 1996 as compared to the same periods for the previous year. The decrease in quarterly cost of sales results is reflective of the decrease in net sales of approximately 9% for the quarter ended March 31, 1996. The overall increase for the nine months ended March 31, 1996 as compared to the same nine months of the previous year corresponds to the nine month increase in net sales combined with the fact that the component cost of this segment is significantly higher than electronics manufacturing, and as such generates a much lower gross profit rate. The Company s foreign operation, Control Chief
(UK) experienced a decrease of $29,050 or 17.6% in cost of products sold, as compared to the same period of last year. Overall cost of products sold increased by $79,728 or 23.2% for the nine months ended March 31, 1996 as compared to the same nine month period of last year. Additionally, short term fluctuations may result from changes in product mix for the period, wood yields, as well as competitive pricing.

Selling, general and administrative costs increased by $31,600 or 4.6% for the quarter and $29,542 or 1.5% for the nine months ended March 31, 1996 as compared with the same periods for last year. This overall increase reflects continued investment in areas of marketing, sales staffing and travel. Management is expanding the sales and marketing of the Company's products to domestic and foreign markets.

Research and development costs decreased by $29,582 for the quarter and $72,616 for the nine months ended March 31, 1996 as compared with the same periods last year. With the acquisition of NTR Technologies, Inc., a significant portion of engineering outsourcing is now being done internally at a lower cost by the Company s engineers. The Company maintains a continuing commitment to invest funds in research and development to stay abreast of changes in technology and improve and expand its product lines in the electronic components and devices segment to remain competitive and responsive in the market. It is the policy of the Company not to release to the public continuing programs in research and development until products are ready for introduction. The premature public notification of product development, in the opinion of management, stands to potentially reduce the anticipated return on its research and development investment by notifying competitors of a significant portion of the Company's marketing strategy.

Interest and financing charges increased by $5,257 for the quarter and $34,062 for the nine months ended March 31, 1996 as compared to the same periods for last year. The increase relates to the increase in the Company's short-term borrowing to finance overall increases in receivables which is partially offset by increases in accounts payable. This increase is also attributable to the financing of the acquisition of NTR Technologies, Inc.

Net earnings decreased by $21,409 or 42% for the quarter and decreased by $104,797 for the nine months ended March 31, 1996 as compared to the same periods for last year. The provision for income taxes at March 31, 1996 on pre-tax income of $97,874 was $62,900 or 64%. The provision for income taxes at March 31, 1995 on pre-tax income of $228,971 was $89,200 or 39%. The approximate pre-tax $30,000 loss of the foreign subsidiary for the nine month period ended March 31, 1996 decreases earnings before income taxes for financial statement purposes but does not correspondingly reduce income tax expense when calculating taxable income. While the approximate pre-tax $50,000 earnings of the foreign subsidiary for the nine month period ended March 31, 1995 does not increase income tax expense when calculating taxable income. The foreign subsidiaries have considerable carry forward operating losses to offset its current and future taxable income. During the current year's quarter and nine months ended March 31, 1996, no beneficial tax credits were available.

The Company earned $.036 per common share for the quarter ended March 31, 1996, resulting in nine months earnings of $.043 per common share. For the same period last year, the Company earned $.063 per common share for the quarter resulting in nine months earnings of $.172 per common share.

Net trade receivables at March 31, 1996 increased by $256,422 or 15.9% as compared with the balance as of June 30, 1995. The increase is reflective of the increase in net sales for the nine month period for the domestic and foreign operations.

Inventories remained relatively unchanged in total in total at March 31, 1996 as compared to June 30, 1995.

Prepaid items decreased by $75,936 or 46.3% as compared with the balance as of June 30, 1995. Prepaid income taxes at Mach 31, 1996 accounted for $64,433 of the decrease as compared with the balance at June 30, 1995, while other prepaid items decreased by $11,503 at March 31, 1996 as compared to June 30, 1995.

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

                                    Control Chief Holdings, Inc.
                                            (Registrant)


Date:  May 15, 1996                  By:  \s\ Douglas S. Bell
                                          Douglas S. Bell
                                          Chairman of the Board