Form 10KSB
period 1996-06-30
CONTROL CHIEF HOLDINGS INC
filed 1996-09-30
CIK 814853

U. S. Securities and Exchange Commission
                      Washington, D. C.  20549

                            Form 10-KSB

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended June 30, 1996

                  Commission File Number  0-15910

                    Control Chief Holdings, Inc.
           (Name of small business issuer in its charter)

                New York                 16-0955704
    (State or other jurisdiction of      (I.R.S. Employer
    incorporation or organization)       Identification No.)

  P.O. Box 141, 200 Williams Street, Bradford, Pennsylvania  16701
                       Telephone 814-368-4132
 (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

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

Issuer's revenues for the fiscal year ended June 30, 1996 were $7,699,805.

At August 31, 1996, the aggregate market value of voting common stock held by non-affiliates of the registrant computed at the last trade price of such stock of $2.81 was $996,801. As of August 31, 1996, the issuer had outstanding 811,553 shares of Common Stock, $.50 par value.

                Documents incorporated by reference

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held November 15, 1996 are incorporated by reference into Part III of this Form 10-KSB.





                    CONTROL CHIEF HOLDINGS, INC.
                                 .
               INDEX TO ANNUAL REPORT ON FORM 10-KSB

                  For the Year Ended June 30, 1996



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

Item 10   Executive Compensation

Item 11   Security Ownership of Certain Beneficial
          Owners and Management

Item 12   Certain Relationships and Related Transactions

Item 13   Exhibits and Reports on Form 8-K


Signatures












PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business

Control Chief Holdings, Inc. ("the Company") was incorporated in New
York on June 12, 1968. The Company is a holding company and sole shareholder of Control Chief Corporation, Control Chief (UK) Limited, and Bradford Classics Woodworking, Inc. Due to declining profits and failure to increase its customer base and market share, a decision was made by the Board of Directors on May 16, 1996 to cease the operations of Bradford Classics and conduct an orderly liquidation of the subsidiary. On September 14, 1996, subsequent to the fiscal year end, an auction was held at the subsidiary's location at which time the remaining assets and inventory were sold. Proceeds from the auction are being used to pay the remaining secured and unsecured creditors as of June 30, 1996. On November 18, 1994, the Board of Directors of the Company approved the name change of its foreign subsidiary from IRT Holdings Limited to Control Chief (UK) Limited. Through March 31, 1995, Control Chief (UK) Limited was a holding company and sole shareholder of Infra-Red Technology Limited ("Infratech") and Vella Willson Limited ("V-W") both located in Canterbury, Kent, England. Effective April 1, 1995, Infratech and V-W were merged into Control Chief (UK) Limited, and they continue to operate as separate divisions. The Financial Statements found in
Part II, Item 7, present the results of the continuing operations for Control Chief Corporation, and Control Chief (UK) Limited. The results of operations for Bradford Classics are included in the financial statements as discontinued operations.
Control Chief Corporation ("Control Chief"), is a Pennsylvania corporation which designs, engineers and produces remote control devices for material handling equipment and other industrial applications. Effective March 1, 1995, Control Chief acquired the net operating assets of NTR Technologies, Inc. for $100,000. NTR
Technologies has developed expertise in radio frequency field and it operates as a division of Control Chief. Control Chief (UK) is a foreign affiliate which designs, engineers and produces remote control devices for substantially the same markets as Control Chief, and also produces, to its customers' designs, power transformers.

PRINCIPAL PRODUCTS AND SERVICES AND METHODS OF DISTRIBUTION

Electronic Components and Devices

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

PRODUCT DEVELOPMENT

Electronic Components and Devices

The Company continues to enhance current product designs and develop new designs within its established product lines. In order to remain competitive in the market, the Company does not announce to the general public continuing research and development programs.
Research and development programs are established to keep its products current with the state of the art. New product designs and product line expansion is anticipated for the future and currently being developed. These programs have not been released to the public and if prematurely released would potentially reduce the anticipated return on its research investment. Research and development expenditures for the Company's remote control applications totaled $154,640 and $222,400 for the fiscal years ended June 30, 1996 and 1995, respectively. Since the Company manufactures its power transformers to specific customer designs, it does not perform research and development programs in that area.

COMPETITION

Electronic Components and Devices

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

Currently, worldwide competition is extremely price conscious with many companies entering and exiting the market. Management believes its products are competitively priced taking into consideration the Company's reputation as a long-time, high quality manufacturer of reliable, durable state of the art devices.

Control Chief (UK) Limited primarily markets its transformer manufacturing capability to a small niche of customers primarily concerned with reliability. The products produced are labor intensive by design and require specialized skills which do not ordinarily exist with volume transformer manufacturers. The Company's transformer products compete based on cost, quality and delivery, on an order-by-order basis.

RAW MATERIAL

Electronic Components and Devices

The principal raw materials used in the manufacture of remote control devices and transformers are electronic components produced by various manufacturers. No particular manufacturer accounts for a substantial portion of the electronic components. All components used are readily available in the current market and it is not anticipated that there will be any significant shortages in the foreseeable future.

MAJOR CUSTOMERS

Electronic Components and Devices

Control Chief Corporation and Control Chief (UK) Limited are not dependent for remote control sales on a single customer or group of customers, the loss of which would have a material adverse effect upon this product of the Company. Control Chief (UK) Limited has sales of its transformers to one significant customer, GEC Avionics, which represented approximately 59% of its total sales during 1996.

PATENTS, TRADEMARKS AND LICENSES

Electronic Components and Devices

Control Chief Corporation and Control Chief (UK) Limited do not at the present time hold patents on their current lines of products.
The trademarks, "Control Chief", "Vella Willson", "Crane Chief", "Remote" and "TeleChief" are registered for their lines of remote control and wound component products in the U.S. and Europe. Control Chief Corporation enters into exclusive marketing and sales agreements for designated territories in the normal course of business. These agreements typically arrange for exclusive sales and marketing rights to specific geographical areas as well as private labeling, marketing assistance, manufacturing rights and software licensing.




GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

Electronic Components and Devices

Control Chief Corporation manufactures some products which transmit data via radio waves. As a result, these products must be approved by the Federal Communications Commission (FCC). Currently, these products offered for sale have been approved by the FCC and are monitored for any changes in regulations which would require re-certification.

RESEARCH AND DEVELOPMENT

Electronic Components and Devices

Company sponsored research and development expenditures for Control Chief Corporation for the fiscal years ending June 30, 1996 and 1995 were $154,640 and $222,400, respectively.

ENVIRONMENTAL COMPLIANCE

The Company utilizes a consultant to evaluate, maintain, manage and report on issues of compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment. The cost of this service on an ongoing basis is not material.

EMPLOYEES

As of August 31, 1996, 92 individuals were employed by the Company world-wide. Of this total number of employees world-wide, 87
individuals were employed full time.   The Company considers its
relations with its employees to be satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY

Location                Function          Square Feet    Ownership

14 Egbert Lane          Manufacturing         10,000      Owned
Lewis Run, PA

200 Williams Street     Manufacturing,        20,000      Leased
Bradford, PA            Corporate Offices

455 William Pitt Way    Manufacturing          1,697      Leased
Pittsburgh, PA

Wincheap Industrial     Manufacturing          6,000      Leased
Estates
Canterbury, Kent,
England

20 Russell Blvd.         Discontinued         26,227       Leased
Bradford, PA             Operation (Bradford
                         Classics Woodworking,
                         Inc.)

(1) None of the above properties are encumbered in connection with the collateralization of the Company's indebtedness.
(2) The Company's office and manufacturing space is adequate for its existing requirements and its projected business needs.


ITEM 3.  LEGAL PROCEEDINGS

In connection with the closure of Bradford Classics Woodworking, Inc., settlement of certain trade creditors claims against the subsidiary are pending, which are not of a material amount, and the Company anticipates that it will settle all claims without litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 1996.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The Nasdaq Small-Cap Market under the Symbol DIGM. The symbol DIGM relates to the Company's former name "Digimetrics, Inc.", which was changed in November, 1992 to its present name, "Control Chief Holdings, Inc."

The following is the range of trade information for the quarterly periods ending September 30, 1994 through June 30, 1996. The trade prices are actual historical sales information as supplied by Nasdaq and represents "real-time" sales and price information for securities traded in The Nasdaq Small-Cap Market.



                                High           Low
                                Trade          Trade
       For the Quarter Ended    Price          Price

            06/30/96            3.50           2.25
            03/31/96            3.00           2.63
            12/31/95            3.38           2.20
            09/30/95            3.38           2.50
            06/30/95            3.12           2.50
            03/31/95            2.87           2.00
            12/31/94            3.00           2.75
            09/30/94            2.87           2.75


As of August 31, 1996, the Company's records indicated that there were approximately 1,000 registered holders of the 811,553 shares of common stock that were outstanding as of that date.


                           Dividends Paid

                 September 25, 1992  $.04 per share
                 September 24, 1993  $.07 per share
                 September 26, 1994  $.07 per share
                 September 25, 1995  $.07 per share


The terms of Control Chief Holdings, Inc.'s line of credit prohibit the payment of dividends without the express written consent from the lender.






ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company's management believes that excellence is a process, not just an outcome. We cannot achieve excellence through technological advancements or by just relying on our abilities or talents; buying excellence is a prospect that would soon leave the corporate structure. The only way excellence can be obtained is to develop a strong corporate culture dedicated to the idea of making excellence a way of life in our corporation. Management believes it has laid the foundation for this corporate culture over the past year and we are making great strides towards the process of excellence.

We continue to make changes within our corporation to eliminate those aspects that have the potential of hindering our progress towards excellence. Bradford Classics Woodworking, Inc. was closed, responsibilities were realigned or reassigned, new positions were established and in some cases positions were eliminated. The Company's personnel was changed to better utilize capabilities. Old products are being updated to meet current market demands as well as new products which are being developed to meet future market demands. All of these actions were done for the betterment of the corporation and its continued progress towards excellence.

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

                        Financial Highlights

Financial (in thousands, except current ratio and share data)


Years ended June 30,                1996    1995    1994    1993    1992
                                    ----    ----    ----    ----    ----
Net sales                         $7,700  $6,974  $6,479  $6,128  $4,577
Earnings (loss) from
  continuing operations              117      92      48     298   (180)
Working capital                    1,556   1,418   1,652   1,596   1,175
Total assets                       4,238   4,603   3,952   3,418   3,015
Long-term debt                       385     573     679     351     229
Capital expenditures                  69     122     126      74     266
Current ratio                       1.78    1.76    2.36    2.53    2.30

Per Common Share
Years ended June 30,                1996    1995    1994    1993    1992
                                    ----    ----    ----    ----    ----
Earnings (loss) from
 Continuing operations              $.14    $.11    $.06    $.37   ($.22)
 Discontinued operations           (.42)     .06     .03     .02    (.01)
                                   -----    ----    ----    ----    -----
Net earnings (loss)               ($.28)    $.17    $.09    $.39   ($.23)
                                   =====    ====    ====    ====    =====


RESULTS OF OPERATIONS

Year ended June 30, 1996 compared to year ended June 30, 1995
- -------------------------------------------------------------

Net sales from continuing operations for the period increased from the previous fiscal year by $725,931 or 10.4%. The Company's domestic subsidiary, Control Chief accounted for $766,507 of this overall increase while the Company's foreign subsidiary, Control Chief (UK) Limited experienced a decrease in net sales of $40,576. The demand for the foreign subsidiary's transformer components remained strong while sales of its radio control products continued to decrease. The Company does not experience a significant fluctuation of business attributable to seasonal buying habits of its customers.

Cost of products sold increased by $656,583 or 17.1%. This increase is in part reflective of the Company's overall increase in net sales. Increases have also occurred because of higher material costs and increased labor costs. Additionally, short term fluctuations may result from changes in product mix, as well as competitive discounting.

Selling, general and administrative costs decreased by $33,515 or 1.2%. The Company's foreign subsidiary, Control Chief (UK) Limited reflected an increase of $42,293. This increase relates to the addition of an outside salesman, increases in labor costs and an overall investment in the areas of marketing and travel.

Research and development costs decreased by $67,760 or 30.5%. As a result of the acquisition of NTR Technologies, Inc. and addition of staff to its internal engineering department, a significant portion of engineering outsourcing is now being done internally at a lower cost. The Company expects to invest funds annually of $150,000 or greater in the future to stay abreast of changes in technology and improve and expand its product lines in the electronic components and devices segment.

Interest expense increased by $6,914 or 6.3%. This slight increase relates to the increase in the Company's short-term borrowing offset by decreases in the Company's long-term borrowing. This increase is also attributable to the financing of the acquisition of NTR
Technologies, Inc.

The Company's working capital increased by $138,215. The current ratio remained at 1.8 at June 30, 1996 and 1995.

The Company experienced a net loss of $223,597 for the fiscal year ended June 30, 1996, as compared with net earnings of $138,709 for the fiscal year ended June 30, 1995. The net loss was attributable to continuing losses at Tuna Valley Wood Products and a net loss for the current fiscal year at the Company's foreign subsidiary, Control Chief (UK) Limited. Net earnings from continuing operations increased by $24,530 or 26.7%. The provision for income taxes at June 30, 1996 on pretax earning from continuing operations of $255,711 was $139,165 or 54.4% of pretax income. This compares to a provision for income taxes at June 30, 1995 of $8,003 on pretax earning from continuing operations of $100,019 or 8%. The significant increase in the provision for income taxes on pretax income over the previous fiscal year is attributed to the increase in the pretax income of the Company's domestic operation, Control Chief, even though the Company's foreign subsidiary, Control Chief (UK) Limited experienced an operating loss. The pretax loss reflected by Control Chief (UK) Limited decreases profitability for financial reporting purposes but is not reflected when calculating the provision of income taxes. The foreign subsidiary has considerable prior years operation losses to offset future taxable income.

Year ended June 30, 1995 compared to year ended June 30, 1994
- -------------------------------------------------------------

Net sales from continuing operations of $6,973,874 for the year ended June 30, 1995, increased 7.6% from the comparable 1994 period of
$6,478,570.   Control Chief (UK) Limited  accounted for $273,065 of
the Company's overall increase or 55.1%. The Company's domestic subsidiary, Control Chief, accounted for the remaining $222,239 or 44.9%. The increase in the Company's net sales for its foreign electronic components and devices segment reflects a continued general improvement in the U.K. economy. The Company does not experience a significant fluctuation of business attributable to seasonal buying habits of its customers.

Cost of products sold increased by $318,122 or 9.1%.  Control Chief
(UK) Limited accounted for $41,663 or 13.1% of the Company's overall increase. The increase is reflective of the increase in net sales for this segment. Control Chief accounted for the remaining $276,459 or 86.9% of the Company's overall increase. This increase represents an increase of 8.6% of the domestic subsidiary's cost of sales for the fiscal year ended June 30, 1995, as compared to its cost of sales for the fiscal year ended June 30, 1994, while net sales reflected an increase of 3.4% for the comparable period. This increase in cost of sales as compared to the increase in sales for the fiscal year is due to material cost increases and productions wage increases that were not passed on to the customers due to the competitive nature of the products.

Selling, general and administrative costs increased by $165,459 or 6.4%. This increase reflects the Company's continued investment in areas of marketing, sales staffing and travel in the U.S. and U.K.

Research and development costs increased by $14,682 or 7.1%. The increase is consistent with the Company's continued commitment to staying abreast of technological changes, enhancement of current products and development of new product lines in the electronic components and devices segment.

Interest expense increased by $39,236 or 56%. This increase relates to the refinancing of short-term debt into a long-term note by Control Chief Corporation and an increase in short-term borrowing to finance overall increases in receivables, inventories and other assets. The Company was also subject to increased fluctuations in National City Bank's commercial base rate of interest that occurred during the year.

The Company's working capital decreased by $233,907. The current ratio decreased to 1.8 at June 30, 1995 from 2.4 at June 30, 1994.

Net earnings from continuing operations increased by $43,539 or 89.8%. The provision for income taxes at June 30, 1995 on pretax earnings from continuing operations of $100,019 was $8,003 or 8% of pretax income. This compares to a provision for income taxes at June 30, 1994 of $87,455 on pretax earnings from continuing operations of $135,932 or 64.3%. The decrease in the provision for income taxes of pretax income over the previous fiscal year, while pretax earnings for the year ended June 30, 1995 only decreased $35,913 or 26.4%, is attributed to the increase in the pretax income of the Company's foreign operations and an overall decrease in pretax income of the Company's domestic operations. The pretax income earned by Control Chief (UK) Limited increases profitability for financial reporting purposes but is not reflected when calculating the provision for income taxes. The foreign subsidiary has considerable operating losses to offset its current and future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company and its Subsidiaries currently fund their needs for liquidity and capital resources through cash from operations, short-term and long-term borrowing.

Control Chief Corporation has a $750,000 line of credit with National City Bank, which expires on November 30, 1996. Amounts outstanding under the line of credit bear interest at the bank's prime rate, variable, and are payable on demand. As of June 30, 1996, the rate of interest on the line of credit was 8.25%. In connection therewith, Control Chief Corporation has granted National City a general security interest in its assets, excluding real property.
The line of credit agreement requires the Company to maintain certain minimum financial ratios and, among other things, to obtain approval from the bank before the Company permits any additional encumbrances on its assets, guarantees or incurs any addition indebtedness, declares or pays dividends, and incurs annual capital expenditures and/or acquisition expenses in an amount in excess of its annual depreciation and amortization expense. As of June 30, 1996, a total of $654,895 was outstanding under Control Chief Corporation's line of credit.

At June 30, 1996, Control Chief Corporation also had outstanding $31,504 of debt that is being repaid through March, 1997 at 8% interest. This seller financed debt arises from the purchase of the net operating assets of NTR Technologies, Inc., effective March 1, 1995.

Bradford Classics Woodworking, Inc. has a term loan with the City of Bradford, Pennsylvania in the original principal amount of $100,000 that was used for purchasing equipment. Amounts outstanding under this loan bear interest at 3% and are payable in 84 consecutive monthly installments of principal plus interest. At June 30, 1996, $63,268 was outstanding under this term loan. In connection therewith, Bradford Classics Woodworking, Inc. has granted the City of Bradford a general security interest in all of its assets. Subsequent to the fiscal year ended June 30, 1996, the Company, due to the ceasing of operations of the subsidiary in May of 1996, has paid off the remaining principal portion of this loan in the amount of $59,765. The City of Bradford has released its general security interest in all of the assets of the subsidiary.

On December 8, 1995, the Company borrowed $850,000 from its principal depository, National City Bank, under an installment loan agreement.
This term loan was obtained for the purpose of consolidating pre-existing long-term loans of Control Chief Corporation and Bradford Classics Woodworking, Inc. Amounts outstanding under this loan bear interest at the bank's commercial base rate plus 5/8%, variable, and is repayable in 41 consecutive monthly installments of $23,720, with a final payment of $21,141 due June 8, 1999. In connection therewith, the Company and its US subsidiaries have granted National City a general security interest in all of their assets, excluding real property. The Company is also required to maintain a debt service coverage ratio in excess of 1.0 and, and among other things, to obtain approval from the bank before the Company permits any additional encumbrances on its assets, guarantees or incurs any addition indebtedness, and declares dividends. As of June 30, 1996, a total of $742,313 was outstanding under this term loan. The Company expects this loan to be reduced by approximately $175,000 as a result of payments from the orderly liquidation of Bradford Classics Woodworking, Inc.'s assets.

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






Report of Independent Certified Public Accountants

Financial Statements

  Consolidated Balance Sheets

  Consolidated Statements of Operations
   and Retained Earnings

  Consolidated Statements of Cash Flows

  Notes to Consolidated Financial Statements









































DIEFENBACH DELIO KEARNEY & DEDIONISIO
CERTIFIED PUBLIC ACCOUNTANTS





         Report of Independent Certified Public Accountants




Board of Directors and Stockholders
Control Chief Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Control Chief Holdings, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Control Chief Holdings, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.




               DIEFENBACH DELIO KEARNEY & DEDIONISIO
                    CERTIFIED PUBLIC ACCOUNTANTS




Erie, Pennsylvania
August 16, 1996




CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 1996 and 1995                                     1996       1995
                                                        ---------  ---------
ASSETS

Current Assets
  Cash                                                   $123,285   $157,786
  Receivables
   Trade, less allowance for doubtful
    accounts of $64,421 and $41,340                     1,577,215  1,183,442
   Other                                                    5,185      8,144
  Inventories
   Raw materials and subassemblies                      1,423,831  1,362,700
   Work in process                                        229,374    314,264
   Finished goods                                            -        39,888
  Prepaid income taxes                                     92,818    103,232
  Other prepaid items                                      37,620     54,735
  Deferred income taxes                                    59,453     70,214
                                                        ---------  ---------
     Total current assets                               3,548,781  3,294,405
                                                        ---------  ---------
Property, Plant and Equipment, at cost
  Land and improvements                                    19,874     19,874
  Buildings and improvements                              250,109    240,804
  Machinery and other equipment                         1,464,360  1,448,374
                                                        ---------  ---------
     Total cost                                         1,734,343  1,709,052

     Less accumulated depreciation                      1,328,533  1,246,365
                                                        ---------  ---------
     Undepreciated cost                                   405,810    462,687
                                                        ---------  ---------
Other Assets
  Net assets of discontinued operations                    51,386    571,933
  Note receivable-SPC Technologies, Inc.                   98,059     99,651
  Goodwill, less accumulated amortization
   of $99,553 and $68,341                                 123,387    154,599
  Cash surrender value of officers'
   life insurance less policy loans
    of $68,770 and $55,457                                 10,620     19,771
                                                        ---------  ---------
     Total other assets                                   283,452    845,954
                                                        ---------  ---------
                                                       $4,238,043 $4,603,046
                                                        =========  =========






The accompanying notes are an integral part of these statements.



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
June 30, 1996 and 1995
                                                           1996       1995
                                                        ---------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Short-term debt                                        $654,895   $520,000
  Current maturities of long-term debt                    206,446    211,508
  Accounts payable
   Trade                                                  597,101    676,194
   Other                                                   13,911     15,567
  Accrued items
   Salaries, wages, commissions and
    related payroll taxes                                 461,323    383,327
   Income taxes                                              -           507
   Other                                                   58,975     69,387
                                                        ---------  ---------
     Total current liabilities                          1,992,651  1,876,490
                                                        ---------  ---------
Other Liabilities
   Long-Term Debt, less current maturities                385,365    573,375
   Deferred income taxes                                   25,842     29,448

     Total other liabilities                              411,207    602,823

Stockholders' Equity
   Common stock, authorized 5,000,000 shares
    of $.50 par value; issued and
     outstanding 811,553 shares                           405,776    405,776

   Capital in excess of par value                       1,223,701  1,223,701

   Retained earnings                                      182,630    463,036

   Foreign currency translation adjustment                 22,078     31,220
                                                        ---------  ---------
     Total stockholders' equity                         1,834,185  2,123,733
                                                        ---------  ---------

                                                       $4,238,043 $4,603,046
                                                        =========   =========



The accompanying notes are and integral part of these statements.




CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
Year ended June 30,



                                                           1996       1995
                                                        _________  _________
Revenues
  Net sales                                            $7,699,805 $6,973,874
  Other income                                             17,508     25,525
                                                        ---------  ---------
     Total revenues                                     7,717,313  6,999,399
                                                        ---------  ---------
Costs and expenses
  Cost of products sold                                 4,488,488  3,831,905
  Selling general and administrative                    2,702,297  2,735,812
  Research and development                                154,640    222,400
  Interest expense                                        116,177    109,263
                                                        ---------  ---------
     Total costs and expenses                           7,461,602  6,899,380
                                                        ---------  ---------
Earnings from continuing operations
 before income taxes                                      255,711    100,019

Provision for income taxes                                139,165      8,003
                                                        ---------  ---------
Earnings from continuing operations                       116,546     92,016

Discontinued operations
  Earnings (loss), net of taxes                         (340,143)     46,693
                                                        ---------  ---------
Net earnings (loss)                                     (223,597)    138,709

Retained earnings at beginning of year                    463,036    381,136

Cash dividends paid                                      (56,809)   (56,809)
                                                        ---------  ---------
Retained earnings at end of year                         $182,630   $463,036
                                                        =========  =========

Earnings (loss) per common share
  Continuing operations                                      $.14       $.11
  Discontinued operations                                   (.42)        .06
                                                           ------      -----
                                                           ($.28)       $.17
                                                           ======      =====


The accompanying notes are an integral part of these statements.




CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended June 30,
                                                            1996      1995
                                                          --------  --------
Cash flows from continuing operating activities
 Earnings from continuing operations                      $116,545   $92,016
 Adjustments to reconcile earnings from
  continuing operations to net cash provided
   by operating activities:
   Depreciation and amortization                           157,934   164,361
   Deferred income taxes                                     7,155  (19,917)
   (Gain) loss on sale of fixed assets                       (260)     3,644
   Change in assets and liabilities:
    (Increase) decrease in receivables                   (395,553) (149,265)
    (Increase) decrease in inventories                      57,614 (150,263)
    (Increase) decrease in prepaid
     items and other assets                                 36,238  (61,642)
    Increase (decrease) in accounts
     payable and accruals                                  (8,205)   357,636
                                                          --------  --------
     Net cash provided by (used in)
      continuing operating activities                     (28,532)   236,570
                                                          --------  --------
Cash flows from discontinued activities
 Earnings (loss) from discontinued operations            (340,143)    46,693
 Adjustments to reconcile earnings (loss)
  from discontinued operations to net cash
   provided by (used in) discontinued activities:
    Depreciation and amortization                           55,311    50,571
    Deferred income taxes                                 (43,336)    28,681
    Gain on sale of fixed assets                             (225)      -
    Proceeds from sale of fixed assets                       3,000      -
    Write-down of net assets of
     discontinued operations                               328,585      -
    (Increase) decrease in net assets
     of discontinued operations                            177,212 (247,572)
                                                          --------  --------
     Net cash provided by (used in)
      discontinued activities                              180,404 (121,627)
                                                          --------  --------

     Total net cash provided                               151,872   114,943
                                                          --------  --------
Cash flows from investing activities
 Proceeds from sale of property, plant
  and equipment                                                260     3,000
 Purchase of property, plant and equipment                (69,398) (122,488)
 Receipts of principal on note receivable                    1,591       349
                                                          --------  --------
     Net cash used in investing activities                (67,547) (119,139)
                                                          --------  --------
Cash flows from financing activities
 Net borrowing of short-term debt                          134,895   245,000
 Proceeds from long-term borrowing                         637,833     -
 Repayments of long-term debt                            (830,837) (132,713)
 Cash dividends paid                                      (56,809)  (56,809)
                                                          --------  --------
     Net cash provided by (used in)
      financing activities                               (114,918)  (55,478)
                                                          --------  --------
Effect of exchange rate changes on cash                    (3,908)      (68)
                                                          --------  --------
Net increase (decrease) in cash                           (34,501)    51,214

Cash at beginning of year                                  157,786   106,572
                                                          --------  --------
Cash at end of year                                       $123,285  $157,786
                                                          ========  ========

Cash paid during the year for:
  Interest                                                $150,388  $126,900
  Income taxes                                                -      113,267

Noncash investing and financing activities:
  Acquisition of net operating assets
   of NTR Technologies, Inc.                                  -       80,000



The accompanying notes are an integral part of these statements.


[FN]

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996 and 1995


1.  Summary of Significant Accounting Policies

Basis of Presentation

The financial statements include the accounts of the Company and its subsidiaries after elimination of significant intercompany transactions, and have been restated for the decision to discontinue its wood products business. The reporting of amounts in the financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make assumptions and estimates. Actual results could differ from the estimates.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short term maturities of these assets and liabilities. The interest rates on substantially all of the Company's long-term debt reflect current market rates available to the Company. Accordingly, the carrying amounts of the Company's short-term and long-term borrowing also approximate fair value. The fair values of financial instruments classified as other assets also approximate their carrying values.

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

Cash and Cash Equivalents

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

Inventories

Inventories are valued at the lower of cost, average cost (first-in, first-out), which includes material, labor, and manufacturing overhead, or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are provided over their estimated lives by the straight-line method. Expenditures for maintenance and repairs are charged against earnings in the year incurred; major replacements, renewals and betterments are capitalized and depreciated over their estimated useful lives. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts and any gain or loss is reflected in earnings.

Intangible Assets

Goodwill is amortized on a straight-line basis over five and fifteen year periods.

Income Taxes

The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. General business credits are accounted for by the flow through method.

Foreign Currency Translation

The assets and liabilities of the foreign subsidiary are translated in U.S. dollars at current exchange rates. Revenue and expense accounts of these operations are translated at average using the end of month exchange rates prevailing during the year. These translation adjustments are accumulated in a separate component of stockholders' equity.

Earnings Per Common Share

Earnings per common share is computed based on the weighted average number of shares common stock outstanding during the year. The weighted average number of shares was 811,553 in 1996 and 1995. Although the Company has issued potentially dilutive common stock equivalents in the form of stock options, the dilutive effect of these securities in the aggregate is less than three percent of earnings per common share.

2.  Discontinued Operations

Effective May 14, 1996, the Company adopted a formal plan to discontinue its wood products operations and to sell off the related assets of Bradford Classics Woodworking, Inc., d/b/a Tuna Valley Wood Products, a wholly-owned subsidiary of the Company located in Bradford, Pennsylvania. Accordingly, this business unit has been accounted for as a discontinued operation in the accompanying financial statements and amounts for prior periods have been restated. An estimated loss of $328,585 on the disposal of the discontinued operations has been provided for and charged against income in the year ended June 30, 1996.





A summary of certain operating results of the discontinued operations for the years ended June 30, 1996 and 1995 are as follows:

                                               1996           1995
                                            ----------     ----------

Net sales                                   $1,718,229     $1,989,308

Earnings (loss) from operations
 before income taxes                        ($204,721)        $79,245
Write-down of net assets
 of discontinued operations                  (328,585)           -
                                            ----------     ----------
                                             (533,306)         79,245
Income taxes (benefit)                       (193,163)         32,552
                                            ----------     ----------
Net earnings (loss)                         ($340,143)        $46,693
                                            ==========     ==========

The net assets of discontinued operations have been segregated in the accompanying consolidated balance sheets at June 30, and consist of:

                                                1996           1995
                                             ---------      ---------
Assets
  Accounts receivable                         $163,630       $421,200
  Inventories                                   75,000        398,263
  Prepaid items                                  5,258          5,858
  Plant and equipment, net                     216,000        451,268
                                             ---------      ---------
                                               459,888      1,276,589
                                             ---------      ---------
Liabilities
  Accounts payable and accrued items           159,536        347,769
  Long-term debt                               248,966        313,551
  Deferred income taxes, net                      -            43,336
                                             ---------      ---------
                                               408,502        704,656
                                             ---------      ---------
  Net assets of
   discontinued operations                     $51,386       $571,933
                                             =========      =========

On September 14, 1996, the inventory and fixed assets of the discontinued operations were sold for their approximate carrying amounts at June 30, 1996. In connection with the closure of Bradford Classics Woodworking, Inc., settlement of certain trade creditors claims are pending , none of which are of a material amount, and the Company anticipates that it will settle all claims without litigation.

3.  Business Changes

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

4.  Short-Term Debt

At June 30, 1996 and 1995, short-term debt consisted of borrowing under a line of credit with a bank, secured by substantially all of the assets of the Company, excluding real estate, with a floating interest rate at prime (8.25% at June 30, 1996 and 9% at June 30, 1995). The line of credit agreement requires the Company to maintain certain minimum financial ratios and, among other things, to obtain approval from the bank before the Company permits any additional encumbrances on its assets, guarantees or incurs any additional indebtedness, declares or pays dividends, and incurs annual capital expenditures and/or acquisitions in excess of its annual depreciation expense. At June 30, 1996, the Company was not in compliance with all of the loan covenants, and has obtained a waiver from their lending institution not requiring compliance until June 30, 1997.

During 1996 and 1995, the line of credit reached month-end maximums of $722,849 and $520,000, respectively. Weighted average borrowing amounted to $599,065 in 1996 and $365,611 in 1995, with average interest rates of 8.7% in 1996 and 8.9% in 1995 being calculated by dividing the interest expense during the year for such borrowing by the weighted average short-term borrowing. At June 30, 1996 and 1995, the Company had additional borrowing available under the line of credit of $95,105 and $230,000, respectively. The line of credit agreement is subject to renewal on November 30, 1996.





























4.  Long-Term Debt

Long-term debt at June 30, 1996 and 1995 consists of the following:

                                                        1996        1995
                                                     ---------   ---------
Prime plus 5/8% term loan, amortized over
 3 years and six months, due June, 1999,
 payable in monthly installments
 of $23,720 including interest                        $742,313    $   -

Prime plus 1/2% term loan, amortized over
 five years, due January, 1999, payable in
 monthly installments of $17,610 including
 interest (paid in full December 8, 1995)                 -        693,122

Prime plus 3/4% term loan, amortized over
 five years, due February, 1999, payable in
 monthly installments of $6,083, including
 interest (paid in full December 8, 1995)                 -        236,532

3% term loan, amortized over five years,
 due September, 2000, payable in monthly
 installments of $1,323, including interest             63,268      77,019

8% term loan, amortized over two years,
 due March, 1997, payable in monthly
 installments of $3,618, including interest             31,504      70,684

Other liabilities                                        3,692      21,077
                                                     ---------   ---------
                                                       840,777   1,098,434
  Less debt reclassified
    to discontinued operations                         248,966     313,551
                                                     ---------   ---------
                                                       591,811     784,883
  Less current maturities                              206,446     211,508
                                                     ---------   ---------
                                                      $385,365    $573,375
                                                     =========   =========

The aggregate maturities of long-term debt during each of the three years ending June 30, 1999, are $206,446 $187,005 and $198,360. The
above indebtedness is secured by substantially all of the assets of the Company, excluding real estate.

On December 8, 1995, the Company borrowed $850,000 from its principal depository under an installment loan agreement at prime plus 5/8%, the proceeds of which were used to retire the prime plus 1/2% and prime plus 3/4% term loans of the Company. This term loan agreement, which had a remaining balance in the amount of $742,313 at June 30, 1996, requires the Company to maintain a debt service coverage ratio of at least 1 to 1, not to exceed a debt to worth ratio beyond 1.5 to 1 and, among other things, to obtain approval from the bank before the Company permits any additional encumbrances on its assets, guarantees or incurs any additional indebtedness, and declares or pays dividends. At June 30, 1996, the Company was not in compliance with all of the loan covenants, and has obtained a waiver from their lending institution not requiring compliance until June 30, 1997.

5.  Income Taxes

For the years ended June 30, 1996 and 1995, pretax earnings (loss) from continuing operations was $320,416 and ($1,993) for the Company's U.S. operations and ($64,706) and $102,012 for the Company's foreign operations.

For the years ended June 30, 1996 and 1995, the provision for taxes on earnings from continuing operations consists of the following:

                                                        1996        1995
                                                      --------    --------
  Currently payable
   Federal                                             $99,054      $9,928
   State                                                32,956      17,992
  Deferred (credit)                                      7,155    (19,917)
                                                      --------    --------

                                                      $139,165      $8,003
                                                      ========    ========

The difference between the provision for income taxes and the amounts computed by applying the U.S. federal income tax rate in effect for the years ended June 30, 1996 and 1995 consists of the following:

                                                        1996        1995
                                                      --------    --------
  Statutory federal income tax                         $86,941     $34,006
  (Income) loss of foreign subsidiary                   22,000    (34,684)
  Statutory federal surtax exemption                   (3,965)    (11,749)
  State income taxes                                    32,956      17,992
  Other items                                            1,233       2,438
                                                      --------    --------
                                                      $139,165      $8,003
                                                      ========    ========

At June 30, 1996 and 1995 the net deferred tax asset (liability) component consists of the following:

                                                        1996        1995
                                                      --------    --------
  Allowance for doubtful accounts                      $25,205     $16,757
  Compensated absence                                   34,248      27,230
  Termination benefits                                    -         26,227
  Depreciation                                        (25,842)    (29,448)
                                                      --------    --------
                                                       $33,611     $40,766
                                                      ========    ========
Balance Sheet Classification
  Current asset                                        $59,453     $70,214
  Noncurrent liability                                (25,842)    (29,448)
                                                      --------    --------
                                                       $33,611     $40,766
                                                      ========    ========

At June 30, 1996, the Company's foreign subsidiary has approximately $650,000 of tax net operating loss carry forwards available to be carried forward indefinitely.


6.  Employee Savings Plan

The Company has an employee savings plan which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company has adopted a discretionary match that is limited to 6% of compensation and may, at its discretion, make additional contributions to the plan. In connection with the discretionary match, the Company's contribution to the plan was $17,279 in 1996 and $16,980 in 1995. There were no additional discretionary contributions to the plan for 1996 and 1995.

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

A summary of the stock option data for the years ended June 30, 1996 and 1995 is as follows:

                                        Number
                                     of shares    -----Option price-----
                                   under option   Per share    Aggregate

Outstanding-June 30, 1994                13,000  $2.16-3.28      $31,160
  Granted during the year                 1,200      3.19          3,828
  Exercised during the year              -            -           -
  Cancellations                         (8,000)   2.16-3.28     (20,360)
                                       --------   ---------     --------

Outstanding-June 30, 1995                 6,200   2.16-3.19       14,628

  Granted during the year                 3,000     2.93           8,790
  Exercised during the year                -          -             -
  Cancellations                           (300)      2.93          (879)
                                       --------   ---------     --------

Outstanding-June 30, 1996                 8,900  $2.16-3.19      $22,539
                                       ========   =========     ========

Exercisable-June 30, 1996                 8,900  $2.16-3.19      $22,539
                                       ========   =========     ========

At June 30, 1996, options to purchase 35,800 shares of Common Stock were available for grant.








8.  Operating Leases

The Company has several operating lease agreements, primarily relating to real estate and equipment. These leases are noncancelable and expire at various dates through July, 2002. Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental payments for the succeeding five years under these operating leases are as follows:

                              Year ended June 30,
                              --------------------
                                 1997   $158,380
                                 1998    133,110
                                 1999    117,166
                                 2000     80,000
                                 2001     80,000

Total rent expense under operating leases amounted to $191,839 in 1996 and $163,001 in 1995.

9.  Related Party Transactions

The Company leases its corporate headquarter facility located in Bradford, Pennsylvania from a principal stockholder and Director. This lease agreement expires July, 2002 and is renewable at the then fair rental value for a five year period. In addition to the annual rental, the Company is responsible for the real estate taxes, insurance and other occupancy expenses applicable to the leased premises. Rent expense under this operating lease was $80,00 for 1996 and 1995. The minimum rental commitment under this agreement is included with the Company's other operating leases as described in
Note 8 of the financial statements.

The Company also receives certain legal and insurance services from enterprises which are related to the Company because of common
Directors or Officers of the Company. The total services provided by these related parties was $255,037 in 1996 and $229,877 in 1995.

At June 30, 1996 and 1995, SPC Technologies, Inc., a related party through a common Director, owed the Company $98,059 and $99,651 respectively, under a 10% interest bearing note. The note is secured by the assets of SPC Technologies, Inc., as well as a second position in the stock of the Company that is owned by the common Director.
The note is being repaid in monthly installments of $957 with a balloon payment of $86,996 due August 1, 2001.















10.  Business Segments

The Company currently operates in a single industry as a manufacturer of electronic components and devices for use in material handling equipment and other industrial applications. Previously, the Company's operations included a wood products business. However, effective May 16, 1996, this operation was discontinued.

The Company's operations are in the United States and the United Kingdom. Total revenue by geographic area includes net sales. Transfers between geographic areas are recorded at amounts reflecting competitive profit margins for resale activities. Operating profit is net sales less operating expenses. In computing operating profit, none of the following has been added or deducted: other income, interest expense and income taxes. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area. Corporate assets are principally cash, cash surrender value of officer's life insurance and notes receivable.
The geographic distribution of sales operating profit and identifiable assets for 1996 and 1995 is as follows:

                                  United     United      Elimin-
June 30, 1996                     States     Kingdom      ations    Total
                                ----------   --------   -------- ----------
Revenues from
unaffiliated customers          $6,843,623   $856,182   $   -    $7,699,805
Transfers between
 geographic areas                   30,863     11,248   (42,111)      -
                                ----------   --------  --------- ----------
Total net sales                 $6,874,486   $867,430  ($42,111) $7,699,805
                                ==========   ========  ========= ==========

Operating profit (loss)           $421,449  ($67,069)   $   -      $354,380
Other income                        11,438      6,070       -        17,508
Interest expense                 (112,470)    (3,707)       -     (116,177)
                                 ---------   --------   --------  ---------
Earnings from continuing
 operations before
 income taxes                     $320,417  ($64,706)   $   -      $255,711
                                 =========   ========   ========   ========

Identifiable assets:
Electronic components
 and devices                    $3,513,804   $490,834  ($49,945) $3,954,693
Corporate                          190,756     41,208       -       231,964
Discontinued operations             51,386       -          -        51,386
                                ----------   --------   -------- ----------
Total assets                    $3,755,946   $532,042  ($49,945) $4,238,043
                                ==========   ========   ======== ==========

During the year ended June 30, 1996, the Company's operation in the United States had export sales totaling $1,068,837. In addition, the Company's foreign operation had sales revenue to a major customer representing approximately 59% of its sales.






                                  United     United      Elimin-
June 30, 1995                     States     Kingdom      ations    Total
                                ----------   --------   -------- ----------
Revenues from
unaffiliated customers          $6,077,116   $896,758   $   -    $6,973,874
Transfers between
geographic areas                    23,070       -      (23,070)       -
                                ----------   --------   -------- ----------
Total net sales                 $6,100,186   $896,758  ($23,070) $6,974,874
                                ==========   ========   ======== ==========

Operating profit                   $77,597   $106,160   $   -      $183,757
Other income                        25,525    -             -        25,525
Interest expense                 (105,115)    (4,148)       -     (109,263)
                                 ---------   --------   --------  ---------
Earnings (loss) from
 continuing operations
 before income taxes              ($1,993)   $102,012   $   -      $100,019

Identifiable assets:
Electronic components
 and devices                    $3,197,676   $579,779  ($23,550) $3,753,905
Corporate                          238,513     38,695      -        277,208
Discontinued operations            571,933       -         -        571,933
                                ----------   --------  --------- ----------
Total assets                    $4,008,122   $618,474  ($23,550) $4,603,046
                                ==========   ========  ========= ==========

During the year ended June 30, 1995, the Company's operation in the United States had export sales totalling $683,597. In addition, the Company's foreign operation had sales revenue to a major customer representing approximately 45% of its sales.





ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by Item 9 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1996 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1996.

ITEM 10.  EXECUTIVE COMPENSATION

Information required by Item 10 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1996 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information required by Item 11 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1996 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1996.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 12 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1996 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1996.

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

 3-1 Certificate of Incorporation of Digimetrics, Inc.

 3-2 By-laws of Digimetrics, Inc.

 3-3 Certificate of Amendment of the Certificate of Incorporation of Digimetrics, Inc.

 4-1 Specimen of Common Stock Certificate.

10-1 Digimetrics/Control Chief Amended and Restated Profit-Sharing Plan
     Adoption Agreement and Plan Document.


10-2 Term Loan Note and Security Agreement between Bradford Classics
     Woodworking, Inc. and the City of Bradford.

10-3 Asset Purchase Agreement between Digimetrics, Inc. and SPC
     Technologies, Inc.

10-4 Agreement for Purchase and Sale between C. Lawrence Shields and
     Dorothy V. Shields for the real estate located at 200 Williams Street, Bradford, PA.

10-5 Lease Agreement dated July 15, 1992 between C.  Lawrence
     Shields and Dorothy V. Shields for the real estate located at 200 Williams Street, Bradford, PA.

10-6 Lease Agreement dated August 10, 1993 between the City of
     Bradford, Office of Economic and Community Development and
     Bradford Classics Woodworking, Inc. for the real estate located at 20 Russell Boulevard, Bradford, PA.

10-7 1994 Stock Option Plan.

10-8 SPC Technologies, Inc. Amended and Restated Promissory Note,
     Security Agreement and Pledge Agreement.

10-9 Asset Purchase Agreement between Control Chief  Corporation,
     NTR Technologies, Inc., Edward C. Nichols, Anthony Rudzki,
     William R. Nichols, Robert W. Thomas, Jr., and Christine B.
     Mulzet.

21-1 Subsidiaries of the Registrant.

23-1 Consent of Independent Auditors.

27-1 Financial Data Schedule.

(b) Reports on Form 8-K.

None.

















SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Control Chief Holdings, Inc.
                               (Registrant)

Date:  September 27, 1996      By:/S/Douglas S. Bell
                               Douglas S. Bell
                               Chairman of the Board,
                               Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                 Title               Date

/S/Douglas S. Bell        Chief Executive     September 27, 1996
Douglas S. Bell           Officer and Director

/S/Stephen J. Pachla      Chief Financial     September 27, 1996
Stephen J. Pachla         Office


/S/Robert E. Crofford     Director            September 27, 1996
Robert E. Crofford

/S/Christopher G. Hauser  Director            September 27, 1996
Christopher G. Hauser

/S/Arvid R. Nelson        Director            September 27, 1996
Arvid R. Nelson

/S/C. Lawrence Shields    Director            September 27, 1996
C. Lawrence Shields

/S/Patrick G. Shields     Director            September 27, 1996
Patrick G. Shields
























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

10-2    Term Loan Note and Security       Incorporated by reference
        Agreement between Bradford        from Form 10-KSB for the
        Classics Woodworking, Inc.        fiscal year ended June 30,
        and the City of Bradford, PA      1993 as Exhibit 10-5

10-3    Asset Purchase Agreement          Incorporated by reference
        between Digimetrics, Inc.         from Form 8-K filed on
        and SPC Technologies, Inc.        February 8, 1991 as
                                          Exhibit 2-1

10-4    Agreement for Purchase and        Incorporated by reference
        Sale between C. Lawrence          from Form 8-K filed on
        Shields and Dorothy V. Shields    July 27, 1992 as
        for the real estate at 200        Exhibit 2-1
        Williams Street, Bradford, PA

10-5    Lease Agreement dated July 15,    Incorporated by reference
        1992 between C. Lawrence          from Form 8-K filed on
        Shields and Dorothy V. Shields    July 27, 1992 as
        for the real estate at 200        Exhibit 2-2
        Williams Street, Bradford, PA

10-6    Lease Agreement dated August 10,  Incorporated by reference
        1993 between the City of          from Form 10-KSB for the
        Bradford, Office of Economic      fiscal year ended June 30,
        and Community Development         1993 as Exhibit 10-10
        and Bradford Classics
        Woodworking, Inc. for the real
        estate at 20 Russell Boulevard,
        Bradford, PA


10-7    1994 Stock Option Plan            Incorporated by reference
                                          from 1994 Proxy, Exhibit A

10-8    SPC Technologies, Inc. Amended    Incorporated by reference
        and Restated Promissory Note,     from Form 10-KSB for the
        Security Agreement and Pledge     fiscal year ended June 30,
        Agreement                         1994 as Exhibit 10-12

10-9    Asset Purchase Agreement between  Incorporated by reference
        Control Chief Corporation,        from Form 10-KSB for the
        NTR, Edward C. Nichols,           fiscal year ended June 30,
        William R. Nichols,               1995 as Exhibit 10-11
        Robert W. Thomas, Jr.,
        Anthony Rudzki, and
        Christine B. Mulzet

21-1    Subsidiaries of the Registrant    Filed herewith

23-1    Consent of Independent Auditors   Filed herewith

27-1    Financial Data Schedule           Filed herewith




























SUBSIDIARIES OF THE REGISTRANT                           Exhibit 21-1


(1)Control Chief Corporation
   100% - Owned by Control Chief Holdings, Inc.
   Incorporated in the State of Pennsylvania
   Operating Company

(2)Control Chief (UK) Limited
   100% - Owned by Control Chief Holdings, Inc.
   Incorporated as a limited trading company in the United Kingdom Operating Company

(3)Bradford Classics Woodworking, Inc.
   100% - Owned by Control Chief Holdings, Inc.
   Incorporated in the State of Pennsylvania
   Discontinued Operation, effective May 16, 1996












































CONSENT OF INDEPENDENT AUDITORS                          Exhibit 23-1





   We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 dated April 25, 1995 pertaining to the 1994 Stock Option Plan of Control Chief Holdings, Inc. of our report dated August 16, 1996 appearing in item 7 on Form 10-KSB.





               DIEFENBACH DELIO KEARNEY & DEDIONISIO
                    CERTIFIED PUBLIC ACCOUNTANTS





Erie, Pennsylvania
September 25, 1996