Form 10QSB
period 1996-09-30
CONTROL CHIEF HOLDINGS INC
filed 1996-11-12
CIK 814853

U. S. Securities and Exchange Commission
                      Washington, D. C.  20549

                            Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

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


    The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of September 30, 1996 was 811,553 shares.

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


PART II  Other Information

Item 2   Changes in Securities


Item 6   Exhibits and Reports on Form 8-K


SIGNATURES























PART I

ITEM 1 - FINANCIAL  INFORMATION

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                 September 30,   June 30,
                                                      1996         1996
                                                   -----------  ----------
                                                   (Unaudited)

ASSETS

Current Assets

 Cash                                                 $179,195    $123,285
 Receivables
  Trade, less allowance for doubtful
   accounts of $64,362 and $64,421                   1,658,633   1,577,215
  Other                                                  5,588       5,185
 Inventories
  Raw materials and subassemblies                    1,362,271   1,423,831
  Work in process                                      404,843     229,374
  Prepaid income taxes                                  18,250      92,818
 Other prepaid items                                    56,483      37,620
 Deferred income taxes                                  59,453      59,453
                                                    ----------  ----------
     Total current assets                            3,744,716   3,548,781
                                                    ----------  ----------

Property, Plant and Equipment, at cost

 Land and improvements                                  19,874      19,874
 Buildings and improvements                            250,196     250,109
 Machinery and other equipment                       1,478,661   1,464,360
                                                    ----------  ----------
     Total cost                                      1,748,731   1,734,343

     Less accumulated depreciation                   1,361,839   1,328,533
                                                    ----------  ----------
     Undepreciated cost                                386,892     405,810
                                                    ----------  ----------

Other Assets

 Net assets of discontinued operations                $   -        $51,386
 Note receivable-SPC Technologies, Inc.                 97,493      98,059
 Goodwill, less accumulated amortization
  of $105,733 and $99,553                              117,207     123,387
 Cash surrender value of officers' life
  insurance less policy loans of $68,770                10,620      10,620
                                                    ----------  ----------
     Total other assets                                225,320     283,452
                                                    ----------  ----------


                                                    $4,356,928  $4,238,043
                                                    ==========  ==========


See accompanying notes to financial statements.


CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED



                                                 September 30,   June 30,
                                                      1996         1996
                                                   -----------  ----------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

 Short-term debt                                      $638,941    $654,895
 Current maturities of long-term debt                  194,633     206,446
 Accounts payable
  Trade                                                759,695     597,101
  Other                                                 14,027      13,911
 Accrued items
  Salaries, wages, commissions and
   related payroll taxes                               404,838     461,323
  Other                                                 34,106      58,975
                                                    ----------  ----------
     Total current liabilities                       2,046,240   1,992,651
                                                    ----------  ----------

Other Liabilities

 Net liabilities of discontinued operations             39,016        -
 Long-term debt, less current maturities               344,390     385,365
 Deferred income taxes                                  24,642      25,842
                                                    ----------  ----------
     Total other liabilities                           408,048     411,207
                                                    ----------  ----------

Stockholders' Equity

 Common stock, authorized 5,000,000 shares
  of $.50 par value; issued and outstanding
  811,553 shares                                       405,776     405,776

 Capital in excess of par value                      1,223,701   1,223,701

 Retained earnings                                     257,135     182,630

 Foreign currency translation adjustment                16,028      22,078
                                                    ----------  ----------
     Total stockholders' equity                      1,902,640   1,834,185
                                                    ----------  ----------

                                                    $4,356,928  $4,238,043
                                                    ==========  ==========


See accompanying notes to financial statements.




CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)


                                                      Three Months Ended
                                                         September 30,
                                                        1996        1995
                                                     ---------   ---------
Revenues
 Net sales                                          $1,968,162  $1,760,788
 Other income                                           13,453       2,646
                                                     ---------   ---------
     Total revenues                                  1,981,615   1,763,434
                                                     ---------   ---------
Costs and expenses

 Cost of products sold                               1,108,791   1,050,022
 Selling general and administrative                    618,732     585,479
 Research and development                               48,112      43,789
 Interest expense                                       29,040      43,767
                                                     ---------   ---------
     Total costs and expenses                        1,804,675   1,723,057
                                                     ---------   ---------

Earnings from continuing operations
 before income taxes                                   176,940      40,377

Federal and state income taxes
 Currently payable                                      75,300      29,500
 Deferred                                              (1,200)     (2,700)
                                                     ---------   ---------
                                                        74,100      26,800
                                                     ---------   ---------
Earnings from continuing operations                    102,840      13,577

Discontinued operations
 Earnings (loss), net of taxes                        (28,335)    (35,322)
                                                     ---------   ---------
Net earnings (loss)                                     74,505    (21,745)

Retained earnings at beginning of period               182,630     463,036

Cash dividends paid                                       -       (56,809)
                                                     ---------   ---------
Retained earnings at end of period                    $257,135    $384,482
                                                     =========   =========

Earnings (loss) per common share
 Continuing operations                                    $.13        $.02
 Discontinued operations                                 (.04)       (.04)
                                                        ------      ------
                                                          $.09      ($.02)
                                                        ======      ======

Dividends paid per common share                         $  -          $.07

Weighted average number of common
 shares outstanding                                    811,553     811,553


See accompanying notes to financial statements.




CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                       Three Months Ended
                                                          September 30,
                                                        1996        1995
                                                      --------    --------

Cash flows from continuing operating activities

 Earnings from continuing operations                  $102,840     $13,577
 Adjustments to reconcile earnings from
  continuing operations to net cash
  provided by(used in) operating activities:
   Depreciation and amortization                        32,965      38,326
   Deferred income taxes                               (1,200)     (2,700)
 Change in assets and liabilities:
  (Increase) decrease in receivables                  (85,853)    (86,714)
  (Increase) decrease in inventories                 (118,973)   (112,479)
  (Increase) decrease in prepaid items
   and other assets                                     55,330     (9,729)
  Increase (decrease) in accounts payable
   and accruals                                         79,135     102,637
                                                      --------    --------
  Net cash provided by (used in)
   continuing operating activities                      64,244    (57,082)
                                                      --------    --------

Cash flows from discontinued activities

 Earnings (loss) from
  discontinued operations                            ($28,335)   ($35,322)
 Adjustments to reconcile earnings from
  continuing operations to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                          -         13,865
   Deferred income taxes                                  -          4,400
 (Increase) decrease in net assets
  of discontinued operation                             90,402      33,474
  Net cash provided by (used in)
   discontinued activities                              62,067      16,417
                                                      --------    --------
  Total net cash provided                              126,311    (40,665)
                                                      --------    --------

Cash flows from investing activities

 Purchase of property, plant and equipment             (6,788)    (14,716)
 Receipts of principal on note receivable                  567         383
                                                      --------    --------
  Net cash provided by (used in)
   investing activities                                (6,221)    (14,333)
                                                      --------    --------


See accompanying notes to financial statements.



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) - CONTINUED

                                                       Three Months Ended
                                                          September 30,
                                                        1996        1995
                                                      --------    --------

Cash flows from financing activities

 Net borrowing (repayments) of
  short-term debt                                     (15,953)      90,000
 Net borrowing (repayments) of
  long-term debt                                      (52,799)    (51,440)
 Dividends paid                                          -        (56,809)
                                                      --------    --------
  Net cash provided by (used in)
   financing activities                               (68,752)    (18,249)
                                                      --------    --------

Effect of exchange rate changes on cash                  4,572       (278)
                                                      --------    --------
Net increase (decrease) in cash                         55,910    (73,525)

Cash at beginning of period                            123,285     157,786
                                                      --------    --------
Cash at end of period                                 $179,195     $84,261
                                                      ========    ========

Cash paid during the period for:
  Interest                                             $33,946     $40,565
  Income taxes                                            -          1,034


















See accompanying notes to financial statements.


CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


1.  Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany transactions, and have been restated for the decision to discontinue its wood products business. The consolidated balance sheet as of September 30, 1996, and the related consolidated statements of operations and retained earnings and cash flows for the three month periods ended September 30, 1996 and 1995 are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report of the Company for the fiscal year ended June 30, 1996.

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

A summary of certain operating results of the discontinued operations for the three month periods ended September 30, 1996 and 1995 are as follows:

                                                        1996        1995
                                                     ---------   ---------

Net sales                                            $   -        $567,857
                                                     =========   =========

Earnings (loss) from operations
 before income taxes                                 ($33,116)   ($60,122)
Gain (loss) on sale of assets                         (14,519)       -
                                                     ---------   ---------
                                                      (47,635)    (60,122)
Income taxes (benefit)                                (19,300)    (24,800)
                                                     ---------   ---------
Net earnings (loss)                                  ($28,335)   ($35,322)
                                                     =========   =========

The net assets (liabilities) of discontinued operations have been segregated in the accompanying consolidated balance sheets at September 30, and June 30, 1996 and consist of:

                                                 September 30,    June 30,
                                                       1996        1996
                                                    ----------   ---------

Assets
 Accounts receivable                                  $269,130    $163,630
 Inventories                                              -         75,000
 Prepaid items                                          21,860       5,258
 Plant and equipment, net                                 -        216,000
                                                     ---------   ---------
                                                       290,990     459,888
                                                     ---------   ---------
Liabilities
 Accounts payable and accrued items                    157,994     159,536
 Long-term debt                                        172,012     248,966
                                                     ---------   ---------
                                                       330,006     408,502
                                                     ---------   ---------
Net assets (liabilities) of
 discontinued operations                             ($39,016)     $51,386
                                                     =========   =========


On September 14, 1996, the inventory and fixed assets of the discontinued operations were sold for their approximate carrying amounts at June 30, 1996. In connection with the closure of Bradford Classics Woodworking, Inc., settlement of certain trade creditors claims are pending, none of which are of a material amount.




PART I

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Changes

Due to declining profits and failure to increase its customer base and market share, on May 14, 1996 a decision was made by the Board of Directors to cease the operations of Bradford Classics Woodworking, Inc., d/b/a Tuna Valley Wood Products ("Tuna Valley"), a wholly-owned subsidiary of the Company, and conduct an orderly liquidation of the subsidiary. On September 14, 1996, the inventory and fixed assets of the discontinued operations were sold for their approximate carrying amounts at June 30, 1996. Proceeds from the auction are being used to pay the remaining secured and unsecured creditors as of June 30, 1996. On November 18, 1994, the Company approved an amendment to the Company's foreign subsidiary's charter to change the subsidiary's name from IRT Holdings Limited to Control Chief (UK) Limited. In addition, effective April 1, 1995, the Company's foreign subsidiary merged its affiliates, Infra-Red Technology Limited and Vela Wilson Limited, into its operations.

Liquidity

The Company and its subsidiaries currently fund their needs for liquidity and capital resources through cash from operations, short-term and long-term borrowing.

The Company has a $750,000 line of credit with National City Bank, which is subject to renewal on November 30, 1996. Amounts outstanding under the line of credit bear interest at the bank's prime rate, variable, and are payable on demand. As of September 30, 1996, the rate of interest on the line of credit was 8.25%. In connection therewith, the Company has granted National City a general security interest in its assets, excluding real property. The line of credit agreement requires the Company to maintain certain minimum financial ratios and, among other things, to obtain approval from the bank before the Company permits any additional encumbrances on its assets, guarantees or incurs any additional indebtedness, declares or pays dividends, and incurs annual capital expenditures and/or acquisition expenses in an amount in excess of its annual depreciation and amortization expense. As of September 30, 1996, a total of $638,941 was outstanding under the line of credit.

At September 30, 1996, Control Chief Corporation had outstanding $21,211 of debt that is being repaid through March, 1997 at 8% interest. This seller financed debt arises from the purchase of the net operating assets of NTR Technologies, Inc. effective March 1, 1995.

Bradford Classics Woodworking, Inc. had a term loan with the City of Bradford, Pennsylvania in the original principal amount of $100,000 that was used for purchasing equipment. Due to the ceasing of operations of the subsidiary in May of 1996 and the liquidation of its assets, Bradford Classics Woodworking, Inc. has paid off the remaining principal portion of this loan in the amount of $59,765 as of September 30, 1996. The City of Bradford has released its general security interest in the assets of the subsidiary.

On December 8, 1995, the Company borrowed $850,000 from its principal depository, National City Bank, under an installment loan agreement.
This term loan was obtained for the purpose of consolidating pre-existing long-term loans of Control Chief and Bradford Classics Woodworking, Inc. Amounts outstanding under this loan bear interest at the bank's commercial base rate plus 5/8%, variable, and is repayable in 41 consecutive monthly installments of $23,720, with a final payment of $21,141 due June 8, 1999. In connection therewith, the Company and its US subsidiaries have granted National City a general security interest in all of their assets, excluding real property. The Company is also required to maintain a debt service coverage ratio in excess of 1.0 and, among other things, to obtain approval from the bank before the Company permits any additional encumbrances on its assets, guarantees or incurs any addition indebtedness, and declares dividends. As of September 30, 1996, a total of $687,652 was outstanding under this term loan, of which $172,012 is included with the net liabilities of the discontinued operations. Subsequent to the quarter ended September 30, 1996, from the proceeds of the September 14, 1996 auction of the fixed assets and inventory of Bradford Classics Woodworking, Inc., the Company reduced this term loan by approximately $178,000.

The Company's working capital increased by $142,346 or 9.1% as compared with the balance as of June 30, 1996. The Company's current ratio increased slightly to 1.83 at September 30, 1996 from 1.78 at June 30, 1996.

The Company currently does not have a material commitment for any further capital expenditures and believes its current working capital is sufficient for its operations.

Results of Operations

Net sales from continuing operations for the quarter ended September 30, 1996 increased overall by $207,374 or 11.8% as compared to the same quarter for last year. Control Chief (UK) Limited accounted for $56,852 or 30.2% of the Company's overall increase for the comparable period. This increase is reflective of the increased sales for the foreign subsidiary's transformer components during the quarter ended September 30, 1996. The Company's domestic subsidiary, Control Chief, accounted for the remaining $150,522 or 9.5%.

Cost of products sold increased by $58,769 or 5.6% for the quarter ended September 30, 1996 as compared to the same quarter for last year. Cost of products sold at the Company's foreign subsidiary, Control Chief (UK) Limited, accounted for $14,662 or 11% of the increase as compared with the same period last year. Control Chief accounted for the remaining $44,107 of the overall Company increase. This increase represents an increase of 4.8% of the domestic subsidiary's cost of products sold for the quarter ended September 30, 1996, as compared to its cost of products sold for the quarter ended September 30, 1995. These increases are consistent with the increases in the Company's foreign and domestic subsidiary's sales and product mixes.

Selling, general and administrative costs increased by $33,253 or 5.7% for the quarter ended September 30, 1996 as compared with the same period for last year. This overall increase reflects continued investment in areas of marketing, sales staffing and travel. Management is expanding the sales and marketing of the Company's products to domestic and foreign markets.

Research and development costs increased by $4,323 or 9.9% for the quarter ended September 30, 1996 as compared to the same period for last year. This increase is reflective of the Company's continuing commitment to invest funds in research and development to stay abreast of technological changes, enhancement of current products and development of new product lines in the electronic components and devices segment. It is the policy of the Company not to release to the public continuing programs in research and development until products are ready for introduction. The premature public notification of product development, in the opinion of management, stands to potentially reduce the anticipated return on its research and development investment by notifying competitors of a significant portion of the Company's marketing strategy.

Interest and financing charges decreased by $14,727 at September 30, 1996 as compared to the same period last year. This decrease is reflective of an overall reduction of the Company's long-term and short-term debt and a decrease in National City Bank's commercial base interest rate as compared to the same period last year.

Net earnings from continuing operations increased by $89,263 for the quarter ended September 30, 1996, as compared to the same period for last year. The provision for income taxes at September 30, 1996 on pre-tax income of $176,940 was $74,100 or 41.9%. The provision for income taxes at September 30, 1995 on pre-tax income of $40,377 was $26,800 or 66.4%. The overall decrease in the rate of income taxes on earnings from continuing operations from 66.4% at September 30, 1995 to 41.9% at September 30, 1996 is attributed to the increase in pre-tax income of the Company's foreign operations. Pretax income of the Company's foreign subsidiary, Control Chief (UK) Limited, at September 30, 1996 increased by $29,141 as compared to the same period for last year. The pretax income of the Company's foreign subsidiary increases profitability for financial statement purposes but is not reflected when calculating taxable income. The foreign subsidiary has carry forward net operating losses to offset its current taxable income. The provision for income taxes on the Company's domestic subsidiary remained at approximately 44% of pretax income for the comparable quarters ended September 30, 1996 and 1995.
During the quarters ended September 30, 1996 and 1995, no beneficial tax credits were available.

The Company's net earnings from continuing operations increased from $.02 per common share for the quarter ended September 30, 1995 to $.13 per common share for the quarter ended September 30, 1996. Losses per common share from discontinued operations remained at $.04. Overall earnings increased from a loss of $.02 per common share for the quarter ended September 30, 1995 to earnings of $.09 per common share for the comparable quarter ended September 30, 1996.

Net trade receivables at September 30, 1996 increased by $81,418 or 5.2% as compared with the balance as of June 30, 1996. The increase is reflective of the increase in net sales for the three month period for the domestic and foreign operations and improvements made in collection cycles.

Inventories in total increased $113,909 or 6.9% at September 30, 1996 as compared to June 30, 1996. Of this overall increase, inventory attributable to Company's foreign subsidiary, Control Chief (UK) Limited, increased by $48,312 or 21.9%. Control Chief, the Company's domestic subsidiary, accounted for $65,597 or 4.6% of the remaining overall increase. The majority of the overall total increase in inventory is largely attributed to increases in the subsidiaries' work in process inventories at September 30, 1996. The increase in the work in process inventory at September 30, 1996 as compared to June 30, 1996 is reflective of a number of customer systems in various stages of completion.

Prepaid items decreased by $55,705 or 42.7% as compared with the balance as of June 30, 1996. This overall Company decrease in prepaid items results from an increase in the tax provision for the quarterly period ended September 30, 1996. The Company also maintains the practice of prepaying certain expenses such as insurance, professional fees and taxes at the beginning and during the fiscal year. This is typical of previous years.

There were no major additions of fixed assets during the quarter ended September 30, 1996.


PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities

     a) Working Capital restrictions and other limitations upon the payment of dividends.

         Common Stock, par value $.50 per share.

         The Company has agreed not to distribute dividends unless specific written approval is received from National City Bank. Additionally, the Company has agreed to comply with additional bank covenants.

ITEM 6.  Exhibits and Reports on Form 8-K

     a)  Exhibit 27.

     b)  None.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Control Chief Holdings, Inc.
                                   (Registrant)


Date:  November 12, 1996           By:  \s\ Douglas S. Bell
                                        Douglas S. Bell
                                        Chairman of the Board,
                                        Chief Executive Officer and President