Form 10QSB
period 1996-12-31
CONTROL CHIEF HOLDINGS INC
filed 1997-02-21
CIK 814853

U. S. Securities and Exchange Commission
                      Washington, D. C.  20549

                            Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1996

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

    The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of December 31, 1996 was 811,553 shares.

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

Item 6   Exhibits and Reports on Form 8-K

SIGNATURES


PART I

ITEM 1 - FINANCIAL  INFORMATION

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                    December 31,   June 30,
                                                        1996        1996

                                                    ----------   ----------
                                                   (Unaudited)
ASSETS

Current Assets
   Cash                                                $22,080    $123,285
   Receivables
      Trade, less allowance for doubtful
       accounts of $58,742 and $64,421               1,992,655   1,577,215
      Other                                              4,855       5,185
   Inventories
      Raw materials and subassemblies                1,355,954   1,423,831
      Work in process                                  337,799     229,374
   Prepaid income taxes                                 -           92,818
   Other prepaid items                                  49,417      37,620
   Deferred income taxes                                59,453      59,453
                                                    ----------  ----------
            Total current assets                     3,822,213   3,548,781
                                                    ----------  ----------
Property, Plant and Equipment, at cost
   Land and improvements                                19,874      19,874
   Buildings and improvements                          251,176     250,109
   Machinery and other equipment                     1,530,790   1,464,360
                                                    ----------  ----------
            Total cost                               1,801,840   1,734,343

      Less accumulated depreciation                  1,391,736   1,328,533
                                                    ----------  ----------
          Undepreciated cost                           410,104     405,810
                                                    ----------  ----------
Other Assets
   Net assets of discontinued operations              $   -        $51,386
   Note receivable-SPC Technologies, Inc.               97,202      98,059
   Goodwill, less accumulated amortization
     of $115,259 and $99,553                           107,681     123,387
   Cash surrender value of officers' life
     insurance less policy loans of $68,770             10,620      10,620
                                                    ----------  ----------
            Total other assets                         215,503     283,452
                                                    ----------  ----------
                                                    $4,447,820  $4,238,043
                                                    ==========  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Short-term debt                                    $485,000    $654,895
   Current maturities of long-term debt                186,574     206,446
   Accounts payable
      Trade                                            857,122     597,101
      Other                                             15,350      13,911
   Accrued items
      Salaries, wages, commissions and
        related payroll taxes                          413,657     461,323
      Income taxes                                      48,050        -
      Other                                             57,880      58,975
                                                    ----------  ----------
            Total current liabilities                2,063,633   1,992,651
                                                    ----------  ----------
Other Liabilities
   Net liabilities of discontinued operations           11,368        -
   Long-term debt, less current maturities             298,761     385,365
   Deferred income taxes                                23,242      25,842
                                                    ----------  ----------
            Total other liabilities                    333,371     411,207
                                                    ----------  ----------
Stockholders' Equity
   Common stock, authorized 5,000,000
     shares of $.50 par value; issued
       and outstanding 811,553 shares                  405,776     405,776

   Capital in excess of par value                    1,223,701   1,223,701

   Retained earnings                                   377,936     182,630

   Foreign currency translation adjustment              43,403      22,078
                                                    ----------  ----------
            Total stockholders' equity               2,050,816   1,834,185
                                                    ----------  ----------
                                                    $4,447,820  $4,238,043
                                                    ==========  ==========


See accompanying notes to financial statements.


CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

                                 Three Months Ended    Six Months Ended
                                    December 31,          December 31,
                                  1996        1995       1996       1995
                               ---------   ---------  ---------   ---------
Revenues
 Net sales                    $2,245,889  $1,821,510  $4,214,051  $3,582,298
 Other income                      1,839       2,695      15,292       5,341
                               ---------   ---------   ---------   ---------
 Total revenues                2,247,728   1,824,205   4,229,343   3,587,639
                               ---------   ---------   ---------   ---------
Costs and expenses
 Cost of products sold         1,345,737   1,051,954   2,454,528   2,101,976
 Selling general and
  administrative                 644,456     665,240   1,263,188   1,250,719
 Research and development         33,157      38,208      81,269      81,997
 Interest expense                 23,230      33,350      52,270      77,117
                               ---------   ---------   ---------   ---------
 Total costs and
  expenses                     2,046,580   1,788,752   3,851,255   3,511,809
                               ---------   ---------   ---------   ---------
Earnings from continuing
 operations before
  income taxes                   201,148      35,453     378,088      75,830

Income taxes
 Currently payable                66,300       7,800     141,600      37,300
 Deferred                        (1,400)      13,100     (2,600)      10,400
                                --------    --------    --------    --------
                                  64,900      20,900     139,000      47,700
                                --------    --------    --------    --------
Earnings from
 continuing operations           136,248      14,553     239,088      28,130

Discontinued operations
 Earnings (loss),
  net of taxes                  (15,447)      12,581    (43,782)    (22,741)
                                --------    --------    --------    --------
Net earnings                     120,801      27,134     195,306       5,389

Retained earnings at
 beginning of period             257,135     384,482     182,630     463,036

Cash dividends paid                 -           -           -       (56,809)
                                --------    --------    --------    --------
Retained earnings
 at end of period               $377,936    $411,616    $377,936    $411,616
                                ========    ========    ========    ========


Earnings (loss) per common share

 Continuing operations              $.17        $.02        $.29        $.04
 Discontinued operations           (.02)         .01       (.05)       (.03)
                                    ====        ====        ====        ====
                                    $.15        $.03        $.24        $.01
                                    ====        ====        ====        ====

Dividends paid
 per common share                   $ -         $ -         $ -         $.07

Weighted average number
 of common shares
  outstanding                    811,553     811,553     811,553     811,553


See accompanying notes to financial statements.




CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        Six Months Ended
                                                          December 31,
                                                        1996        1995
                                                     ---------   ---------
Cash flows from continuing operating activities
  Earnings from continuing operations                 $239,088     $28,129
  Adjustments to reconcile earnings from
   continuing operations to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                       69,463      76,000
    Deferred income taxes                              (2,600)      10,400
   Change in assets and liabilities:
    (Increase) decrease in receivables               (385,215)   (159,597)
    (Increase) decrease in inventories                (18,706)   (142,422)
    (Increase) decrease in prepaid items
      and other assets                                  83,426      32,553
    Increase (decrease) in accounts payable
      and accruals                                     232,167      46,128
                                                     ---------   ---------
Net cash provided by (used in)
 continuing operating activities                       217,623   (108,809)
                                                     ---------   ---------
Cash flows from discontinued activities
  Earnings (loss) from
   discontinued operations                            (43,782)    (22,742)
  Adjustments to reconcile earnings
   from continuing operations to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                        -         27,729
     Deferred income taxes                                -         10,100
     (Increase) decrease in net assets
       of discontinued operation                        62,754    (10,465)
                                                     ---------   ---------
Net cash provided by (used in)
 discontinued activities                                18,972       4,622
                                                     ---------   ---------
Total net cash provided                                236,595   (104,187)
                                                     ---------   ---------
Cash flows from investing activities
  Purchase of property, plant and equipment           (50,005)    (43,906)
  Receipts of principal on note receivable                 857         776
                                                     ---------   ---------
Net cash provided by (used in)
 investing activities                                 (49,148)    (43,130)
                                                     ---------   ---------
Cash flows from financing activities
  Net borrowing (repayments)
   of short-term debt                                (169,895)     202,849
  Net borrowing (repayments)
   of long-term debt                                 (106,600)    (86,133)
  Dividends paid                                         -        (56,809)
                                                     ---------   ---------
Net cash provided by (used in)
 financing activities                                (276,495)      59,907
                                                     ---------   ---------
Effect of exchange rate changes on cash               (12,157)       1,962
                                                     ---------   ---------

Net increase (decrease) in cash                      (101,205)    (85,448)

Cash at beginning of period                            123,285     157,786
                                                     ---------   ---------
Cash at end of period                                  $22,080     $72,338
                                                     =========   =========

Cash paid during the period for:
   Interest                                            $48,172     $77,441
   Income taxes                                           -           -

See accompanying notes to financial statements.


CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.  Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany transactions, and have been restated for the decision to discontinue its wood products business. The consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations and retained earnings and cash flows for the three and six month periods ended December 31, 1996 and 1995 are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

A summary of certain operating results of the discontinued operations for the six month periods ended December 31, 1996 and 1995 are as follows:
                                                        1996        1995
                                                     ---------   ---------

Net sales                                             $   -     $1,028,378
                                                     =========   =========
Earnings (loss) from discontinued
 operations before income taxes                      ($59,163)   ($38,642)
Gain (loss) on sale of assets                         (14,519)       -
                                                     ---------   ---------
                                                      (73,682)    (38,642)
Income taxes (benefit)                                (29,900)    (15,900)
                                                     ---------   ---------
Net earnings (loss)                                  ($43,782)   ($22,742)
                                                     =========   =========

The net assets (liabilities) of discontinued operations have been segregated in the accompanying consolidated balance sheets at December 31, and June 30, 1996 and consist of:

                                                  December 31,    June 30,
                                                        1996        1996
                                                     ---------   ---------

Assets
   Accounts receivable                                 $12,028    $163,630
   Inventories                                            -         75,000
   Prepaid items                                         2,215       5,258
   Plant and equipment, net                               -        216,000
                                                     ---------   ---------
                                                        14,243     459,888
                                                     ---------   ---------
Liabilities
   Accounts payable and accrued items                   25,611     159,536
   Long-term debt                                         -        248,966
                                                     ---------   ---------
                                                        25,611     408,502
                                                     ---------   ---------
   Net assets (liabilities)
    of discontinued operations                       ($11,368)     $51,386
                                                     =========    ========


On September 14, 1996, the inventory and fixed assets of the discontinued operations were sold for their approximate carrying amounts at June 30, 1996. In connection with the closure of Bradford Classics Woodworking, Inc., settlement of certain trade creditors claims are pending, none of which are of a material amount.

4.  Bank Loan Agreements

Effective January 15, 1997, the Company refinanced two of its existing loans with its principal depository, National City Bank of Pennsylvania. The Company obtained a new commercial demand line of credit in the amount of $750,000. Interest is charged by the bank on this credit facility at the prime rate. An initial borrowing on the line of credit was used to pay off the existing line of credit with National City Bank. The line of credit is being used to finance accounts receivable and inventory of the Company. The loan is subject to an annual review in November, 1997.

In addition to the line of credit loan, the Company obtained a new commercial term loan in the amount of $650,000, the proceeds of which were used to consolidate the existing term loan and to finance the purchase of new equipment. The loan bears interest at 8.47% and is being repaid over forty-eight (48) monthly principal and interest installments of $16,050.

The commercial line of credit and term loan are collateralized by a security interest in all of the business assets of the Company.


PART I
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Changes

Due to declining profits and failure to increase its customer base and market share, on May 14, 1996 a decision was made by the Board of Directors to cease the operations of Bradford Classics Woodworking, Inc., d/b/a Tuna Valley Wood Products ("Tuna Valley"), a wholly-owned subsidiary of the Company, and conduct an orderly liquidation of the subsidiary. On September 14, 1996, the inventory and fixed assets of the discontinued operations were sold for their approximate carrying amounts at June 30, 1996. Proceeds from the auction are being used to pay the remaining secured and unsecured creditors of Tuna Valley as of June 30, 1996. On November 18, 1994, the Company approved an amendment to the Company's foreign subsidiary's charter to change the subsidiary's name from IRT Holdings Limited to Control Chief (UK) Limited. In addition, effective April 1, 1995, the Company's foreign subsidiary merged its affiliates, Infra-Red Technology Limited and Vela Wilson Limited, into its operations.

Liquidity

The Company and its subsidiaries currently fund their needs for liquidity and capital resources through cash from operations and both short-term and long-term borrowing.

At December 31, 1996, the Company had a $750,000 line of credit with National City Bank, which had $485,000 outstanding thereunder. This line of credit was refinanced on January 15, 1997. Amounts outstanding under the line of credit were subject to interest at a variable rate equal to the bank's prime rate and were payable on demand. As of December 31, 1996, the rate of interest on the line of credit was 8.25%. The Company had granted National City Bank a general security interest in its assets, excluding real property to secure the line of credit.
The line of credit agreement required the Company to maintain certain minimum financial ratios and, among other things, to obtain approval from the bank before the Company could permit any additional encumbrances on its assets, guaranteed or incurred any additional indebtedness, declared or paid dividends, or incurred annual capital expenditures and/or acquisition expenses in an amount in excess of its annual depreciation and amortization expense.

At December 31, 1996, Control Chief Corporation had outstanding $13,039 of debt that is being repaid through March, 1997 at 8% interest. This seller-financed debt arises from the purchase of the net operating assets of NTR Technologies, Inc. effective March 1, 1995.

On December 8, 1995, the Company borrowed $850,000 from its principal depository, National City Bank, under an installment loan agreement.
This term loan was obtained for the purpose of consolidating pre-existing long-term loans of Control Chief and Bradford Classics Woodworking,
Inc. As of December 31, 1996, a total of $471,011 was outstanding under this term loan; however, this term loan was refinanced on January 15, 1997. Amounts outstanding under this loan were subject to interest at a variable rate equal to the bank's commercial base rate plus
5/8% and were repayable in 41 consecutive monthly installments of $23,720, with a final payment of $21,141 due June 8, 1999. The
Company and its US subsidiaries have granted National City Bank a general security interest in all of their assets, excluding real property to secure this loan. The Company was also required to maintain a debt service coverage ratio in excess of 1.0 and, among other things, to obtain approval from the bank before permitting any additional encumbrances on its assets, guaranteeing or incurring any addition indebtedness, or declaring dividends. During the quarter ended
December 31, 1996, the Company paid down this term loan by approximately $178,000 from the proceeds of the September 14, 1996 auction of the fixed assets and inventory of Bradford Classics Woodworking, Inc.

Effective January 15, 1997, the Company refinanced the line of credit and term loan agreements with National City Bank of Pennsylvania.
The Company obtained a new commercial demand line of credit in the amount of $750,000, with a variable interest rate equal to the prime rate. An initial borrowing on the new line of credit was used to pay off the balance of the old line of credit existing at December 31, 1996. The line of credit is being used to finance accounts receivable and inventory of the Company. The line of credit is subject to an annual review by the bank each November.

In addition to the line of credit loan, the Company obtained a new commercial term loan, dated January 15, 1997, in the amount of $650,000. The proceeds of this loan were used to pay off the existing term loan at December 31, 1996, and to finance the purchase of new equipment. The new term loan bears interest at 8.47% and is being repaid in forty-eight (48) monthly principal and interest installments of $16,050.

The new commercial line of credit and term loan are collateralized by a general security interest in all of the business assets of the Company.

The Company's working capital increased by $202,450 or 13% as compared with the balance as of June 30, 1996. The Company's current ratio increased slightly to 1.85 at December 31, 1996 from 1.78 at June 30, 1996.

The Company currently has a commitment in the amount of $179,000 for the purchase of a new computer system and related software and hardware.
The Compnay believes its current working capitalis sufficient for its operations.

Results of Operations

Net sales from continuing operations for the quarter ended December 31, 1996 increased overall by $424,379 or 23.3% as compared to the same quarter for last year, and increased overall by $631,753 or 17.6% for the six month period then ended as compared to the same six months for last year. Control Chief, the Company's domestic subsidiary, accounted for $364,096 or 22.8% of the overall increase for the quarter ended and $514,619 or 16.2% of the overall increase for the six months ended December 31, 1996 as compared to the same periods of the previous year. Control Chief (UK) Limited, the Company's foreign subsidiary, accounted for $60,283 or 27.2% of the Company's overall increase for the quarter and $117,134 or 28.6% of the overall increase for the six months ended December 31, 1996 as compared to the same periods of the previous year. This increase is reflects the increased sales of the foreign subsidiary's transformer components during the quarter and six months ended December 31, 1996.

Cost of products sold increased by $293,783 or 27.9% for the quarter and $352,552 or 16.8% for the six months ended December 31, 1996 as compared to the same periods for last year. Cost of products sold at the Company's domestic subsidiary, Control Chief increased by $230,236 or 25.6% for the quarter and $274,342 or 15.1% for the six months ended December 31, 1996 as compared to the same periods last year. These overall increases in the cost of products sold for the Company's domestic subsidiary are consistent with the overall increases in the net sales from continuing operations for the comparable periods. Control Chief (UK) Limited accounted for $63,547 or 41.3% of the increase for the quarter and $78,210 or 27.8% for the six months ended December 31, 1996 as compared with the same periods last year. These increases are consistent with the increases in the Company's foreign sales and products mixes.

Selling, general and administrative costs decreased by $20,784 or 3.1% for the quarter and increased by $12,469 or 1% for the six months ended December 31, 1996 as compared with the same period for last year. This overall decrease for the quarter and slight increase for the six months ended December 31, 1996, as compared to the same periods for last year, reflect relatively stable sales, marketing and administrative forces in all segments and stable costs as compared to the overall increases in net sales from continuing operations for the comparable periods.

Research and development costs decreased by $5,051 for the quarter and decreased by $728 for the six months ended December 31, 1996 as compared with the same periods last year. The Company continues to invest funds in research and development to stay abreast of technological changes, enhancement of current products and development of new product lines in the electronic components and devices segment. It is the policy of the Company not to release to the public continuing programs in research and development until products are ready for introduction. The premature public notification of product development, in the opinion of management, stands to potentially reduce the anticipated return on its research and development investment by notifying competitors of a significant portion of the Company's marketing strategy.

Interest and financing charges decreased by $10,120 or 30.3% for the quarter and $24,847 or 32.2% for the six months ended December 31, 1996 as compared to the same periods for last year. This decrease reflects an overall reduction of the Company's long-term and short-term debt and a decrease in National City Bank's commercial base interest rate as compared to the same period last year.

Net earnings from continuing operations increased by $121,695 for the quarter and increased by $210,958 for the six months ended December 31, 1996, as compared to the same periods for last year. The provision for income taxes for the six months ended December 31, 1996 on pre-tax income of $378,088 was $139,000 or 36.8%. The provision for income taxes for the six months ended December 31, 1995 on pre-tax income of $75,830 was $47,700 or 62.9%. The overall decrease in the rate of income taxes on earnings from continuing operations from 62.9% at December 31, 1995 to 36.8% at December 31, 1996 is attributed to the decrease in pre-tax losses of the Company's foreign operations. Pre-tax loss of the Company's foreign subsidiary, Control Chief (UK) Limited, for the six months ended December 31,
1996 decreased by $19,634 as compared to the same six month period for last year. The foreign subsidiary's decrease in pre-tax loss increases profitability for financial statement purposes but is not reflected when calculating taxable income. The provision for income taxes on the Company's domestic subsidiary increased from approximately 36% on pre-tax income for the six months ended December 31, 1995 to approximately 46% on pre-tax income for the six months ended December 31, 1996. During the six months ended December 31, 1996 and 1995, no beneficial tax credits were available.

The Company improved its earnings to $.17 per common share from continuing operations for the quarter ended December 31, 1996, as compared to $.02 per common share for the comparable period of a year ago. The Company's earnings for the six months ended December 31, 1996 improved to $.29 per common share from continuing operations as compared to $.04 per common share from continuing operations for the same six month period ended December 31, 1995. The Company experienced a loss of $.02 per common share from discontinued operations for the six months ended December 31, 1996 as compared to earnings of $.01 per common share for the quarter ended December 31, 1995, and a loss of $.03 per common share from discontinued operations for the six months ended December 31, 1995. Overall earnings increased to $.15 per common share for the quarter ended and $.24 for the six months ended December 31, 1996 from $.03 per common share for the quarter ended and $.01 per common share for the six months ended December 31, 1995.

Net trade receivables at December 31, 1996 increased by $415,440 or 26.3% as compared with the balance as of June 30, 1996. The increase is consistent with the increase in net sales for the six month period for the domestic and foreign operations.

Inventories in total increased $40,548 or 2.5% at December 31, 1996 as compared to June 30, 1996. Of this overall increase, inventory attributable to Company's foreign subsidiary, Control Chief (UK) Limited, increased by $12,725 or 5.8%. Control Chief, the Company's domestic subsidiary, accounted for $27,823 or 1.9% of the remaining overall increase. The majority of the overall total increase in inventory is largely attributable to increases in the subsidiaries' work in process inventories at December 31, 1996. The increase in the work in process inventory at December 31, 1996 as compared to June 30, 1996 results from a number of customer systems being in various stages of completion.

Prepaid items decreased by $81,021 or 62.1% as compared with the balance as of June 30, 1996. This overall Company decrease in prepaid items results from an increase in the tax provision for the six month period ended December 31, 1996. The Company also maintains the practice of prepaying certain expenses such as insurance, professional fees and taxes at the beginning and during the fiscal year. This is typical of previous years.

Property, plant and equipment, at cost increased by $67,497 or 3.9% as compared with the balance as of June 30, 1996. This increase reflects the initial commitment for the Company's purchase of a new computer system.


PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities


     a) Working Capital restrictions and other limitations upon the payment of dividends.

         Common Stock, par value $.50 per share.

         As of December 31, 1996, the Company had agreed not to declare or pay dividends unless specific written approval was received from National City Bank. Additionally, the Company had agreed to comply with additional bank covenants. These covenants were eliminated by National City Bank upon the January 15, 1997 refinancing.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     a) An annual meeting of the Shareholders of the Company was held on November 15, 1996.

     b)  Election of seven Directors.

         Director                       For          Against

         Douglas S. Bell              677,858         1,075
         Robert E. Crofford           641,373        37,560
         Christopher G. Hauser        677,908         1,025
         Arvid R. Nelson              669,952         8,981
         C. Lawrence Shields          669,952         8,981
         Patrick G. Shields           669,952         8,981
         N. James Sekel               677,896         1,037



     c) Approve appointment of Diefenbach, Delio, Kearney and DeDionisio as independent certified public accountants of the Company.

                      For          Against         Abstain

                    677,308          500             225


ITEM 6.  Exhibits and Reports on Form 8-K

     a)  Exhibit 27.  Financial Data Schedule

     b)  None.




                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Control Chief Holdings, Inc.
                                                (Registrant)


Date: February 18, 1997                      By:\s\ Douglas S. Bell
                                                 Douglas S. Bell
                                                 Chairman of the Board,
                                                 Chief Executive Officer and
                                                 President