Form 10QSB
period 1997-03-31
CONTROL CHIEF HOLDINGS INC
filed 1997-05-06
CIK 814853

U. S. Securities and Exchange Commission
                      Washington, D. C.  20549

                            Form 10-QSB

(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997

 [   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _____________ to _____________

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

    The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of March 31, 1997 was 811,553 shares.

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


PART II  Other Information

Item 6   Exhibits and Reports on Form 8-K

SIGNATURES

PART I
ITEM 1 - FINANCIAL  INFORMATION
CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                   March 31,    June 30,
                                                      1997        1996
                                                   -----------  ---------
                                                   (Unaudited)
ASSETS

Current Assets
   Cash                                               $109,352    $123,285
   Receivables
      Trade, less allowance for doubtful
       accounts of $56,101 and $64,421               1,770,597   1,577,215
      Other                                             14,929       5,185
   Inventories
      Raw materials and subassemblies                1,306,191   1,423,831
      Work in process                                  479,089     229,374
   Prepaid income taxes                                   -         92,818
   Other prepaid items                                  41,911      37,620
   Deferred income taxes                                59,453      59,453
                                                    ----------  ----------
            Total current assets                     3,781,522   3,548,781
                                                    ----------  ----------
Property, Plant and Equipment, at cost
   Land and improvements                                27,597      19,874
   Buildings and improvements                          261,234     250,109
   Machinery and other equipment                     1,538,997   1,464,360
                                                    ----------  ----------
            Total cost                               1,827,828   1,734,343
                                                    ----------  ----------
      Less accumulated depreciation                  1,416,905   1,328,533
                                                    ----------  ----------
            Undepreciated cost                         410,923     405,810
                                                    ----------  ----------
Other Assets
   Net assets of discontinued operations                13,159      51,386
   Note receivable-SPC Technologies, Inc.               96,758      98,059
   Goodwill, less accumulated amortization
     of $122,978 and $99,553                            99,962     123,387
   Cash surrender value of officers' life
     insurance less policy loans of $68,770             10,620      10,620
                                                    ----------  ----------
            Total other assets                         220,499     283,452
                                                    ----------  ----------
                                                    $4,412,944  $4,238,043
                                                    ----------  ----------
                                                    ----------  ----------



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Short-term debt                                     $44,000    $654,895
   Current maturities of long-term debt                149,540     206,446
   Accounts payable
      Trade                                            845,703     597,101
      Other                                              -          13,911
   Accrued items
      Salaries, wages, commissions and
        related payroll taxes                          416,224     461,323
      Income taxes                                     199,582        -
      Other                                             69,128      58,975
                                                    ----------  ----------
            Total current liabilities                1,724,177   1,992,651
                                                    ----------  ----------
Other Liabilities
   Long-term debt, less current maturities             478,732     385,365
   Deferred income taxes                                22,042      25,842
                                                    ----------  ----------
            Total other liabilities                    500,774     411,207
                                                    ----------  ----------
Stockholders' Equity
   Common stock, authorized 5,000,000 shares
     of $.50 par value; issued and outstanding
      811,553 shares                                   405,776     405,776

   Capital in excess of par value                    1,223,701   1,223,701

   Retained earnings                                   566,757     182,630

   Foreign currency translation adjustment             (8,241)       22,078
                                                    ----------   ----------
            Total stockholders' equity               2,187,993    1,834,185
                                                     ----------  ----------
                                                    $4,412,944   $4,238,043
                                                    ----------   ----------
                                                    ----------   ----------

See accompanying notes to financial statements.




CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)


                        Three Months Ended      Nine Months Ended
                            March 31,               March 31,
                         1997        1996       1997         1996
                       ---------- ----------  ---------- ----------

   Net sales           $2,141,877 $2,065,233  $6,355,928 $5,647,531
   Other income             2,611      3,425      17,903      8,766
                       ---------- ----------  ---------- ----------

       Total revenues   2,144,488  2,068,658   6,373,831  5,656,297
                       ---------- ----------  ---------- ----------
Costs and expenses
   Cost of products
    sold                1,112,642  1,225,803   3,567,170  3,327,779
   Selling general and
    administrative        642,380    700,031   1,905,568  1,950,750
   Research and
    development            45,896     27,383     127,165    109,380
   Interest expense        25,577     32,332      77,847    109,449
                       ---------- ----------  ---------- ----------
       Total costs
        and expenses    1,826,495  1,985,549   5,677,750  5,497,358
                       ---------- ----------  ---------- ----------

Earnings from continuing
 operations before income
 taxes                    317,993     83,109     696,081    158,939

Federal and state income
 taxes
   Currently payable      141,480     32,200     283,080     69,500
   Deferred               (1,200)      8,200     (3,800)     18,600
                       ---------- ----------  ---------- ----------
                          140,280     40,400     279,280     88,100
                       ---------- ----------  ---------- ----------

Earnings from continuing
 operations               177,713     42,709     416,801     70,839

Discontinued operations
   Earnings (loss), net
    of taxes               11,108   (13,125)    (32,674)   (35,866)
                       ---------- ----------  ---------- ----------

Net earnings              188,821     29,584     384,127     34,973


Retained earnings at
 beginning of period      377,936    411,616     182,630    463,036

Cash dividends paid          -             -         -     (56,809)
                       ---------- ----------  ---------- ----------

Retained earnings at
 beginning of period     $566,757   $441,200    $566,757   $441,200
                       ---------- ----------  ---------- ----------
                       ---------- ----------  ---------- ----------


Earnings (loss) per
  common share
   Continuing operations      $.22       $.05        $.51      $.08
   Discontinued operations     .01       (.01)       (.04)     (.04)
                              ----       ----        ----      ----
                              $.23       $.04        $.47      $.04
                              ----       ----        ----      ----
                              ----       ----        ----      ----
Dividends paid per
  common share                $ -        $ -         $ -       $ -

Weighted average number
 of common shares
 outstanding               811,553    811,553     811,553    811,553


See accompanying notes to financial statements.





CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                              Nine Months Ended
                                                  March 31,
                                                1997        1996
                                             ----------  ----------
Cash flows from continuing operating
 activities
   Earnings from continuing operations         $416,801     $70,839
   Adjustments to reconcile earnings from
     continuing operations to net cash
     provided by (used in) operating
     activities:
      Depreciation and amortization             104,042     113,525
      Deferred income taxes                     (3,800)      18,600
      Change in assets and liabilities:
        (Increase) decrease in receivables    (188,093)   (293,558)
        (Increase) decrease in inventories (120,269) (105,729) (Increase) decrease in prepaid items
          and other assets                       90,385      92,919
        Increase (decrease) in accounts payable
         and accruals                           384,479     138,331
                                             ----------  ----------
          Net cash provided by (used in)
           continuing operating activities      683,545      34,927
                                             ----------  ----------

Cash flows from discontinued activities
   Earnings (loss) from discontinued
     operations                                 (32,674)    (35,866)
   Adjustments to reconcile earnings from
     continuing operations to net cash
     provided by (used in) operating
     activities:
      Depreciation and amortization                -          41,535
      Deferred income taxes                        -          13,200
      (Increase) decrease in net assets
        of discontinued operation                 38,227     (8,120)
                                              ----------  ----------
          Net cash provided by (used in)
           discontinued activities                 5,553      10,749
                                              ----------  ----------
          Total net cash provided                689,098      45,676
                                              ----------  ----------

Cash flows from investing activities
   Purchase of property, plant and equipment    (81,537)    (64,625)
   Receipts of principal on note receivable        1,302       1,315
      Net cash provided by (used in)
                                              ----------  ----------
        investing activities                    (80,235)    (63,310)
                                              ----------  ----------
Cash flows from financing activities
   Net borrowing (repayments) of short-term
    debt                                       (610,895)     155,560
   Net borrowing (repayments) of long-term
    debt                                          36,392   (140,027)
   Dividends paid                                   -       (56,809)
                                              ----------  ----------
       Net cash provided by (used in)
        financing activities                   (574,503)    (41,276)
                                              ----------  ----------
Effect of exchange rate changes on cash         (48,293)       (226)
                                              ----------  ----------
Net increase (decrease) in cash                 (13,933)    (59,136)
Cash at beginning of period                      123,285     157,786
                                              ----------  ----------
Cash at end of period                           $109,352     $98,650
                                              ----------  ----------
                                              ----------  ----------
Cash paid during the period for:
   Interest                                      $48,172    $107,611
   Income taxes
                                                    -          -

See accompanying notes to financial statements.




CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.  Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany transactions, and have been restated for the decision to discontinue its wood products business. The consolidated balance sheet as of March 31, 1997, and the related consolidated statements of operations and retained earnings and cash flows for the three and nine month periods ended March 31, 1997 and 1996 are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

A summary of certain operating results of the discontinued operations for the nine month periods ended March 31, 1997 and 1996 are as follows:
                                                         1997      1996
                                                    ----------  ----------

Net sales                                           $     -     $1,535,182
                                                    ----------  ----------
                                                    ----------  ----------
Earnings (loss) from discontinued
   operations before income taxes                    ($40,655)   ($61,066)
Gain (loss) on sale of assets                         (14,519)       -
                                                    ----------  ----------
                                                      (55,174)    (61,066)
Income taxes (benefit)                                (22,500)    (25,200)
                                                    ----------  ----------

Net earnings (loss)                                  ($32,674)   ($35,866)
                                                    ----------  ----------


The net assets (liabilities) of discontinued operations have been segregated in the accompanying consolidated balance sheets at March 31, 1997 and June 30, 1996 and consist of:


                                                   March 31,    June 30,
                                                     1997         1996
                                                   ---------   ---------

Assets
   Accounts receivable                             $    -       $163,630
   Inventories                                          -         75,000
   Prepaid items                                      24,715       5,258
   Plant and equipment, net                             -        216,000
                                                   ---------   ---------
                                                      24,715     459,888
                                                   ---------   ---------
Liabilities


   Accounts payable and accrued items                 11,556     159,536
   Long-term debt                                       -        248,966
                                                   ---------   ---------
                                                      11,556     408,502
                                                   ---------   ---------
   Net assets of discontinued operations             $13,159     $51,386
                                                   ---------   ---------
                                                   ---------   ---------
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

Effective January 15, 1997, the Company refinanced the line of credit and term loan agreements with National City Bank of Pennsylvania. The Company obtained a new commercial demand line of credit in the amount of $750,000, with a variable interest rate equal to the prime rate. An initial borrowing on the new line of credit was used to pay off the balance of the old line of credit existing at December 31, 1996. The line of credit is being used to finance accounts receivable and inventory of the Company. The line of credit is subject to an annual review by the bank each November. At March 31, 1997, a total of $44,000 was outstanding under Control Chief's line of credit at the rate of interest of 8.50%.

In addition to the line of credit loan, the Company obtained a new commercial term loan, dated January 15, 1997, in the amount of $650,000. The proceeds of this loan were used to pay off the existing term loan at December 31, 1996, and to finance the purchase of new equipment. The new term loan bears interest at 8.47% and is being repaid in forty-eight (48) monthly principal and interest installments of $16,050. At March 31, 1997, a total of $626,702 was outstanding under this term loan.

The new commercial line of credit and term loan are collateralized by a general security interest in all of the business assets of the Company.

As of March 31, 1997, the Company's working capital increased by $501,215 or 32% as compared with the balance as of June 30, 1996.

The Company currently has a commitment in the amount of approximately $179,000 for the purchase of a new computer system and related software and hardware to replace its current manufacturing and accounting systems. The Company expects to finance this purchase from its credit line and working capital from operations. The Company believes that its working capital from operations and existing credit facilities will be sufficient to meet the presently anticipated working capital and capital expenditure requirements of its existing operations.

Results of Operations

Net sales from continuing operations for the quarter ended March 31, 1997 increased overall by $76,644 or 3.7% as compared to the same quarter for last year, and increased overall by $708,397 or 12.5% for the nine month period then ended as compared to the same nine months for last year. Control Chief, the Company's domestic subsidiary, accounted for $39,754 or 2.2% of the overall increase for the quarter ended and $554,372 or 11% of the overall increase for the nine months ended March 31, 1997 as compared to the same periods of the previous year. Control Chief (UK) Limited, the Company's foreign subsidiary, accounted for $36,890 or 17.2% of the Company's overall increase for the quarter and $154,025 or 24.7% of the overall increase for the nine months ended March 31, 1997 as compared to the same periods of the previous year. This increase reflects the continued increased sales of the foreign subsidiary's transformer components during the quarter and nine months ended March 31, 1997.

Cost of products sold decreased overall by $113,161 or 9.2% for the quarter and increased overall by $239,391 or 7.2% for the nine months ended March 31, 1997 as compared to the same periods for last year.
Cost of products sold at the Company's domestic subsidiary, Control
Chief, decreased by $145,072 or 13.3% for the quarter and increased by $129,271 or 4.5% for the nine months ended March 31, 1997 as compared to the same periods last year. The decrease for the quarter ended is reflective of changes in sales of the Company's product mixes, consisting of a large volume of sales of replacement parts which management believes may not be recurring. The overall increase for the nine month period of the Company's domestic subsidiary is reflective of the overall increase in its sales for the comparable period. Cost of products sold of the Company's foreign subsidiary, Control Chief (UK) Limited, increased by $31,911 or 23.4% for the quarter and increased by $110,120 or 26% for the nine months ended March 31, 1997 as compared to the same periods for last year. These overall increases in the cost of products sold for the Company's foreign subsidiary are consistent with the overall increases in the net sales and product mixes for the comparable periods.

Selling, general and administrative costs decreased by $57,651 or 8.2% for the quarter and decreased by $45,182 or 2.3% for the nine months ended March 31, 1997 as compared to the same periods for last year.
This overall decrease for the quarter and for the nine months ended March 31, 1997, as compared to the same periods for last year, reflect reduced sales, marketing and administrative costs for the period. Management expects higher overall costs beginning in the next quarter as a result of increases in its sales force and marketing efforts.

Research and development costs increased by $18,513 for the quarter and increased by $17,785 for the nine months ended March 31, 1997 as compared with the same periods last year. This overall increase is reflective of the Company's continuing commitment to invest funds in research and development to stay abreast of technological changes, enhance current products and develop new product lines in the electronic components and devices segment. It is the policy of the Company not to release to the public continuing programs in research and development until products are ready for introduction. The premature public notification of product development, in the opinion of management, stands to potentially reduce the anticipated return on its research and development investment by notifying competitors of a significant portion of the Company's marketing strategy.

Interest and financing charges decreased by $6,755 or 20.1% for the quarter and $31,602 or 28.9% for the nine months ended March 31, 1997 as compared to the same periods for last year. This decrease reflects an overall reduction of the Company's long-term and short-term debt and an improvement in the Company's cash flow.

Net earnings from continuing operations increased by $135,004 for the quarter and increased by $345,962 for the nine months ended March 31, 1997, as compared to the same periods for last year. The provision for income taxes for the nine months ended March 31, 1997 on pre-tax income of $696,081 was $279,280, representing a tax rate of 40.1%. The provision for income taxes for the nine months ended March 31, 1996 on pre-tax income of $158,939 was $88,100, representing a tax rate of 55.4%. The overall decrease in the rate of income taxes on earnings from continuing operations from 55.4% at March 31, 1996 to 40.1% at March 31, 1997 is attributed to the pre-tax earnings of the Company's foreign operations. Pre-tax earnings of the Company's foreign subsidiary, Control Chief (UK) Limited, for the nine months ended March 31, 1997 were $6,724 as compared to a pre-tax loss of $28,884 for the same nine month period for last year. The foreign subsidiary's increase in pre-tax earnings increases profitability for financial statement purposes but is not reflected when calculating taxable income. The provision for income taxes on the Company's domestic subsidiary decreased from a tax rate of approximately 47% on pre-tax income for the nine months ended March 31, 1996 to a tax rate of approximately 41% on pre-tax income for the nine months ended March 31, 1997. During the nine months ended March 31, 1997 and 1996, no beneficial tax credits were available.
The Company continued to improve its earnings. The Company posted an earnings of $.22 per common share from continuing operations for the quarter ended March 31, 1997, as compared to $.05 per common share for the comparable quarter of a year ago. The Company's earnings for the nine months ended March 31, 1997 improved to $.51 per common share from continuing operations as compared to $.08 per common share from continuing operations for the nine month period ended March 31, 1996. The Company experienced earnings of $.01 per common share from discontinued operations for the three months ended March 31, 1997 as compared to a loss of $.01 per common share for the comparable period of a year ago and a loss of $.04 per common share from discontinued operations for the nine months ended March 31, 1997 and 1996, respectively. Overall earnings increased to $.23 per common share for the quarter ended and $.47 for the nine months ended March 31, 1997 from $.04 per common share for the quarter ended and $.04 per common share for the nine months ended March 31, 1996.

Net trade receivables at March 31, 1997 increased by $193,382 or 12.3% as compared with the balance as of June 30, 1996. The increase is consistent with the overall increase in net sales of approximately 13% for the nine month period for the domestic and foreign operations and improved collections.

Inventories in total increased $132,075 or 8% at March 31, 1997 as compared to June 30, 1996. Of this overall increase, inventory attributable to Company's foreign subsidiary, Control Chief (UK) Limited, increased by $881. Control Chief, the Company's domestic subsidiary, accounted for $131,194 or 7.9% of the remaining overall increase. The Company's raw materials and subassemblies decreased by $117,640 while the Company's work in process increased by $249,715 at March 31, 1997 as compared to June 30, 1996. The increase in the work in process inventory at March 31, 1997 as compared to June 30, 1996 results from a number of customer systems being in various stages of completion.
Prepaid items decreased by $88,527 or 46.9% as compared with the balance as of June 30, 1996. This overall Company decrease in prepaid items results from the increase in the tax provision for the nine month period ended March 31, 1997. Other prepaid items remained relatively constant resulting from the Company's practice of prepaying certain expenses such as insurance, professional fees and taxes at the beginning of and during the fiscal year. This is typical of previous years.

Property, plant and equipment, at cost increased by $93,485 or 5.4% as compared with the balance as of June 30, 1996. This increase reflects the initial commitment for the Company's purchase of a new computer system and improvements made to the Company's Williams Street facility.




PART II - OTHER INFORMATION

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





                                    Control Chief Holdings, Inc.
                                            (Registrant)


Date: May 6, 1997
                                    By:  \s\ Douglas S. Bell
                                             Douglas S. Bell
                                             Chairman of the Board,
                                             Chief Executive Officer
                                               and President