Form 10KSB
period 1997-06-30
CONTROL CHIEF HOLDINGS INC
filed 1997-09-30
CIK 814853

U. S. Securities and Exchange Commission
                      Washington, D. C.  20549

                            Form 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended June 30, 1997

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

Issuer's revenues for the fiscal year ended June 30, 1997 were $7,235,584.

At August 29, 1997, the aggregate market value of voting common stock held by non-affiliates of the registrant computed at the last trade price of such stock of $3.31 was $1,173,927. As of August 29, 1997, the issuer had outstanding 811,553 shares of Common Stock, $.50 par value.

                Documents incorporated by reference

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held November 14, 1997 are incorporated by reference into Part III of this Form 10-KSB.


                    CONTROL CHIEF HOLDINGS, INC.

               INDEX TO ANNUAL REPORT ON FORM 10-KSB

                  For the Year Ended June 30, 1997


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

Item 5    Market for Common Equity and Related Stockholder Matters

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7    Financial Statements

Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 9    Directors, Executive Officers, Promoters and Control
          Persons; Complinace with Section 16(a) of the Exchange Act

Item 10   Executive Compensation

Item 11   Security Ownership of Certain Beneficial Owners and Management

Item 12   Certain Relationships and Related Transactions

Item 13   Exhibits and Reports on Form 8-K

Signatures

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business

Control Chief Holdings, Inc. ("the Company") was incorporated in New York on June 12, 1968. The Company is a holding company and sole shareholder of Control Chief Corporation, Control Chief (UK) Limited, and Bradford Classics Woodworking, Inc. Changes in the corporate structure during the year were as follows: Due to declining profits and failure to increase its customer base and market share, a decision was made by the Board of Directors on May 16, 1996 to cease the operations of Bradford Classics and conduct an orderly liquidation of the subsidiary. On September 14, 1996 an auction was held at the subsidiary's location at which time the remaining assets and inventory were sold. Proceeds from the auction were used to pay the remaining secured and unsecured creditors of Bradford Classics. In addition, on May 23, 1997, the Board of Directors of the Company approved the transfer of its foreign subsidiary, Control Chief (UK) Limited, to one of its former employees who is now operating the Company under the name Aden Electronics Limited. The transfer was done in lieu of a closure and liquidation of the subsidiary due to its lack of profitability.
The disposal of Control Chief (UK) Limited was effective as of June 30, 1997. In May, 1997, the Company moved the operations of its Lewis Run, PA facility to its nearby facility located in Bradford, PA. In July, 1997, the Lewis Run facility was sold. The Financial Statements found in Part II, Item 7, presents the results of continuing operations of the Company's remaining operating subsidiary, Control Chief Corporation. The results of operations for Bradford Classics and Control Chief (UK) Limited are included in the financial statements as discontinued operations.

PRINCIPAL PRODUCTS AND SERVICES AND METHODS OF DISTRIBUTION

Control Chief Corporation, ("Control Chief"), is a Pennsylvania corporation. Control Chief designs, engineers and produces remote control devices for material handling equipment and other industrial applications. These controls use either radio or infrared waves as communications media to transmit control data from portable units to receivers mounted on various types of apparatus. Control Chief was among the first in its industry to apply infrared technologies to industrial remote control applications. All models of products are microprocessor based systems. Remote controls provide the customer a cost effective means to achieve greater operational safety and flexibility. These devices are utilized world-wide in concert with various material handling equipment, industrial machines, process equipment and mobile apparatus. Control Chief markets its products through a network of independent manufacturer's representatives located throughout the United States, Canada, Central and South America in key geographical centers. Additionally, products are sold through direct efforts, distributors, private labeling agreements and licensees.


PRODUCT DEVELOPMENT

The Company continues to enhance current product designs and develop new designs within its established product lines. In order to remain competitive in the market, the Company does not announce to the general public continuing research and development programs. Research and development programs are established to keep its products current with the state of the art. New product designs and product line expansion is anticipated for the future and is being developed. These programs have not been released to the public and if prematurely released would potentially reduce the anticipated return on its research investment. Research and development expenditures for the Company's remote control applications totaled $182,931 and $154,640 for the fiscal years ended June 30, 1997 and 1996, respectively.


COMPETITION

The Company experiences competition for its remote controls from several suppliers of similar products. Throughout the world there are numerous remote control manufacturers. Several of the largest manufactures in the world are located in Germany and France. The
Company believes that it is among the three largest suppliers of remote control devices in the domestic market.

Control Chief Corporation competes principally on the basis of technology and quality. Control Chief Corporation is unique in that it was the first U.S. company to develop an infrared system to be used for industrial short range remote control and incorporate it as a standard product along side its extensive radio technology products. Microprocessors have been incorporated into all products. The incorporation of these "mini-computers" into the devices has greatly reduced the size as well as the cost of the devices while increasing their reliability. Control Chief Corporation was among the first to successfully market devices including that technology. The Company believes that by its use of radio and infrared technologies it better serves the needs and requirements of the industrial market. Management believes that none of its competitors provide a more diverse product line.

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


RAW MATERIAL

The principal raw materials used in the manufacturer of remote control devices is electronic components produced by various manufacturers. No particular manufacturer accounts for a substantial portion of the electronic components. All components used are readily available in the current market and it is not anticipated that there will be any significant shortages in the foreseeable future.


MAJOR CUSTOMERS

Control Chief Corporation is not dependent for remote control sales on a single customer or group of customers, the loss of which would have a material adverse effect upon the operations of the Company.

PATENTS, TRADEMARKS AND LICENSES

Control Chief Corporation does not hold patents on its current line of products. The trademarks, "Control Chief","Vella Willson", "Crane Chief", "Remote" and "TeleChief" are registered for their lines of remote control and wound component products in the U.S. and Europe. Control Chief Corporation enters into exclusive marketing and sales agreements for designated territories in the normal course of business. These agreements typically arrange for exclusive sales and marketing rights to specific geographical areas as well as private labeling, marketing assistance, manufacturing rights and software licensing.


GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

Control Chief Corporation manufactures some products which transmit data via radio waves. As a result, these products must be approved by the Federal Communications Commission (FCC). Currently, these products offered for sale have been approved by the FCC.


RESEARCH AND DEVELOPMENT

Company sponsored research and development expenditures for Control Chief Corporation for the fiscal years ending June 30, 1997 and 1996 were $182,931 and $156,640, respectively.

The Company utilizes a consultant to evaluate, maintain, manage and report on issues of compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment. The cost of this service on an ongoing basis is not material.


EMPLOYEES

As of August 29, 1997, 69 individuals were employed by the Company, of
which, 68 individuals were employed full time.   The Company considers
its relations with its employees to be satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY

Location                Function          Square Feet   Ownership

200 Williams Street     Manufacturing and    20,000      Leased
Bradford, PA            Corporate Offices

455 William Pitt Way    Engineering and        1,697     Leased
Pittsburgh, PA          Sales Offices

14 Egbert Lane          Vacant Facility       10,000      Owned
Lewis Run, PA           (Sold July, 1997)

(1) None of the above properties are encumbered in connection with the collateralization of the Company's indebtedness.
(2) The Company's Lewis Run, PA facility was formerly used for manufacturing. In May, 1997 the operations were moved to the Company's Williams Street facility located in nearby Bradford, PA. In July, 1997 the vacant facility was sold.
(3) The Company's office and manufacturing space is adequate for its existing requirements and its projected business needs.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any litigation of a material nature.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 1997.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The Nasdaq Small-Cap Market under the Symbol DIGM. The symbol DIGM relates to the Company's former name "Digimetrics, Inc.", which was changed in November, 1992 to its present name, "Control Chief Holdings, Inc."

The following is the range of trade information for the quarterly periods ending September 30, 1995 through June 30, 1997. The trade prices are actual historical sales information as supplied by Nasdaq and represents "real-time" sales and price information for securities traded in The Nasdaq Small-Cap Market.

                                High           Low
                                Trade          Trade
       For the Quarter Ended    Price          Price

            06/30/97            4.00           2.75
            03/31/97            4.38           3.00
            12/31/96            2.81           2.81
            09/30/96            3.13           2.81
            06/30/96            3.50           2.25
            03/31/96            3.00           2.63
            12/31/95            3.38           2.20
            09/30/95            3.38           2.50

As of August 29, 1997, the Company's records indicated that there were approximately 1,000 registered holders of the 811,553 shares of common stock that were outstanding as of that date.

                           Dividends Paid

                 September 25, 1992  $.04 per share
                 September 24, 1993  $.07 per share
                 September 26, 1994  $.07 per share
                 September 25, 1995  $.07 per share
                 September 26, 1997  $.05 per share


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Where are we going? How are we going to get there? These are two questions that a great deal of time has been spent on trying to answer. These questions can be answered with two words; change and progress. Change and progress doesn't come easily though, nor at times quickly or without cost. We are making positive changes and positive progress. Yes we have consolidated, and restructured, and sold a division. We have changed in many ways, all with the idea of progress. Change and progress are not inexpensive concepts; they do not come without costs. Decisions made to accept those costs were not haphazard ones done out of boredom or panic. These were decisions carefully thought out and thoroughly discussed with a particular goal in mind; to progress not only into the next year but also into the 21st Century.

The management and board of the Company will continue to make decisions that will cause change within our organization. We will search for ways to make it easier for our Company to change. We will take personal responsibility to embrace new technologies. We will learn to work with new tools and products. We may adopt new methods of doing business.
We will continue to work on and develop next generation products. We will continue to look into the future; to anticipate what challenges are coming. We will meet those challenges and go beyond them. We will learn to let go of the past and to abandon the things that are expendable. We will become more knowledgeable. We will stay flexible and take whatever shape the situation demands. And last, but not least, we will accept the responsibilities that come with being motivators and leaders in our field.

Where are we going? We are going into the future! How are we going to get there? We will get there by continuing to tear down the walls of change and open the doors of progress!


Selected Financial Information

The following table summarizes certain selected financial information with respect to the Company, and is qualified in its entirety by reference to the Consolidated Financial Statements of the Company and the Notes thereto. Additionally, this table has been restated as the result of discontinued operations. Refer to the Notes to Consolidated Financial Statements for further information.

                        Financial Highlights

Financial (in thousands, except current ratio and share data)
Years ended June 30,       1997      1996      1995       1994     1993
                           ----      ----      ----       ----     ----

Net sales                 $7,207    $6,832    $6,077     $5,855   $5,592
Earnings (loss)
 from continuing
 operations                  386       206        15        156      325
Working capital            1,844     1,349     1,162      1,505    1,424
Total assets               3,814     4,036     4,413      3,823    3,224
Long-term debt               457       385       572        679      351
Capital expenditures         342        68        87        123       66
Current ratio               2.51      1.75      1.69       2.39     2.68


Per Common Share
Years ended June 30,       1997      1996      1995      1994      1993
                           ----      ----      ----      ----      ----
Earnings (loss) from:
  Continuing
   operations              $.48      $.25      $.02      $.19      $.40
  Discontinued
   operations              (.11)     (.53)      .15      (.10)     (.01)
                           -----    ------     ----      -----     -----
Net earnings (loss)         $.37    ($.28)     $.17       $.09      $.39
                           =====    ======     ====      =====     =====

RESULTS OF OPERATIONS

Year ended June 30, 1997 compared to year ended June 30, 1996

Net sales from continuing operations for the fiscal year ended June 30, 1997, increased by $374,621 or 5.5% as compared to the fiscal year ended June 30, 1996. This increase was primarily attributable to increases in sales of parts and service. As a result of competitive and market pressures, sales of the Company's systems remained relatively constant. The Company does not experience a significant fluctuation of business attributable to seasonal buying habits of its customers.

Cost of products sold increased by $59,869 or 1.5% as compared to the same period last year. This slight increase in cost of products as compared to the corresponding increase in net sales for the comparable period is a result of lower material and overhead costs related to the product sales mix.

Selling, general and administrative costs increased by $4,884 or .2%. This slight increase in selling, general and administrative costs as compared to the overall increase in net sales reflects a relatively stable work force and related costs in these areas.

Research and development costs increased by $28,291 or 18.3%. The majority of this increase relates to the addition of staff exclusively devoted to research and development. The Company expects to invest funds annually of $175,000 or greater in the foreseeable future to stay abreast of changes in technology and improve and expand its product lines in the electronic components and devices segment.

Interest expense decreased by $24,584 or 21.9%. This decrease in interest expense primarily reflects reduced bank indebtedness and an overall improvement in the Company's cash flow. The Company's weighted average short-term interest rates based upon weighted average borrowing, were 7.7% in 1997 and 8.7% in 1996.

Net earnings from continuing operations increased by $180,032 or 87.5%. The provision for income taxes at June 30, 1997 on pretax earnings from continuing operations of $668,251 was $282,444 or 42.3% of pretax income. This compares to a provision for income taxes at June 30, 1996 of $139,165 on pretax earnings from continuing operations of $344,940 or 40.3%. The increase in the provision for income taxes of 2% for the current fiscal year as compared to the previous fiscal year primarily reflects an increase in state income taxes. Overall earnings increased from a net loss of $223,597 for the fiscal year ended June 30, 1996 to a net profit of $298,609 for the fiscal year ended June 30, 1997. This significant increase was attributable to the decrease in loss from discontinued operations, net of taxes of $429,372 for the fiscal year ended June 30, 1996 as compared to a loss from discontinued operations, net of taxes of $87,198 for the fiscal year ended June 30, 1997.

Year ended June 30, 1996 compared to year ended June 30, 1995

Net sales from continuing operations for the period increased from the previous fiscal year by $755,259 or 12.4%. The Company continued to experience an increased demand for its finished products, parts and service. The Company does not experience a significant fluctuation of business attributable to seasonal buying habits of its customers.

Cost of products sold increased by $554,975 or 16.4%. This increase is reflective of the Company's overall increase in net sales. Increases have also occurred because of higher material costs and increased labor costs. Additionally, short term fluctuations may result from changes in product mix, as well as competitive discounting.

Selling, general and administrative costs decreased by $75,808 or 3.2%. The overall decrease in selling, general and administrative costs is attributable to a decrease in the Company's sales force and related travel costs.

Research and development costs decreased by $67,760 or 30.5%. With the acquisition of NTR Technologies, Inc. and addition of staff to its internal engineering department, a significant portion of engineering outsourcing is now being done internally. The Company maintains a continued commitment of its resources to research and development to stay abreast of technological changes, enhancement of current products and development of new product lines.

Interest expense increased by $7,355 or 7.0%. This slight increase relates to the increase in the Company's short-term borrowing offset by decreases in the continuing Company's long-term borrowing. This increase is also attributable to the financing of the acquisition of NTR Technologies, Inc.

Net earnings from continuing operations increased by $131,162 or 16.4%. The provision for income taxes at June 30, 1996 on pretax earning from continuing operations of $344,940 was $139,165 or 40.3% of pretax income. This compares to a provision for income taxes at June 30, 1995 of $8,003 on pretax earning from continuing operations of $22,531 or 35.6%. The Company experienced an overall net loss of $223,597 for the fiscal year ended June 30, 1996, as compared with net earnings of $138,709 for the fiscal year ended June 30, 1995. The net loss for the fiscal year ended June 30, 1996 was attributable to continuing losses at Tuna Valley Wood Products and Control Chief (UK) Limited.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its needs for liquidity and capital resources through cash from operations, short-term and long-term borrowing.

Effective January 15, 1997, the Company refinanced the line of credit and term loan agreements with National City Bank of Pennsylvania. The Company obtained a new commercial demand line of credit in the amount of $750,000, with a variable interest rate equal to the lender's prime rate. An initial borrowing on the new line of credit was used to pay off the balance of the old line of credit existing at December 31, 1996. The line of credit is being used to finance accounts receivable and inventory of the Company. The line of credit is subject to an annual review by the bank each November. At June 30, 1997, a total of $245,000 was outstanding under Control Chief's line of credit at the rate of interest of 8.50%.

In addition to the line of credit loan, the Company obtained a new commercial term loan, dated January 15, 1997, in the amount of $650,000. The proceeds of this loan were used to pay off the existing term loan at December 31, 1996, and to finance the purchase of new equipment. The new term loan bears interest at 8.47% and is being repaid in forty-eight (48) monthly principal and interest installments of $16,050. At June 30, 1997, a total of $591,884 was outstanding under this term loan.

The Company's working capital continued to increase in fiscal 1997. At June 30, 1997, the Company's net working capital increased by $495,352 as compared to an in increase of $186,583 at June 30, 1996 and a decrease of approximately $343,000 at June 30, 1995. The Company's current ratio improved in fiscal year 1997. At June 30, 1997, the Company's current ratio was 2.51 as compared to 1.75 at June 30, 1996, and 1.69 at June 30, 1995.

The Company's cash expenditures for property, plant and equipment amounted to $342,245 in fiscal year 1997, $67,562 in fiscal year 1996 and approximately $87,000 in fiscal year 1995. These capital expenditures primarily related to costs associated with facility expansion and improvements for the consolidation of the Lewis Run operation into the Bradford facility ($133,000), purchase of a new computer system ($150,000) and additional transportation equipment ($22,000).

The Company currently does not have a material commitment for any further capital expenditures and believes its current working capital is sufficient for its operations.
ITEM 7.  FINANCIAL STATEMENTS


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

     Notes to Consolidated Financial Statements

DIEFENBACH DELIO KEARNEY & DEDIONISIO
CERTIFIED PUBLIC ACCOUNTANTS






         Report of Independent Certified Public Accountants




Board of Directors and Stockholders
Control Chief Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Control Chief Holdings, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Control Chief Holdings, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.




               DIEFENBACH DELIO KEARNEY & DEDIONISIO
                   CERTIFIED PUBLIC ACCOUNTANTS


Erie, Pennsylvania
August 27, 1997


CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 1997 and 1996


                                              1997            1996
                                           ----------      ----------
ASSETS

Current Assets
   Cash                                      $132,007        $123,285
   Receivables
      Trade, less allowance for
       doubtful accounts of $59,750
       and $62,093                          1,387,739       1,404,382
      Other                                     6,730           4,952
   Inventories
      Raw materials and subassemblies       1,122,751       1,236,640
      Work in process                         251,950         196,231
   Prepaid income taxes                        89,368          92,818
   Other prepaid items                         20,512          21,529
   Deferred income taxes                       55,737          59,453
                                           ----------      ----------
            Total current assets            3,066,794       3,139,290
                                           ----------      ----------
Property, Plant and Equipment, at cost
   Land and improvements                         -             19,874
   Buildings and improvements                 121,422         239,789
   Machinery and other equipment            1,568,280       1,372,075
                                           ----------      ----------
            Total cost                      1,689,702       1,631,738

      Less accumulated depreciation         1,175,486       1,307,272
                                           ----------      ----------
            Undepreciated cost                514,216         324,466
                                           ----------      ----------
Other Assets
   Net assets of discontinued operations         -            372,103
   Property of continuing operations held
    for sale,less accumulated depreciation
    of $214,458                                53,927            -
   Note receivable-SPC Technologies, Inc.      96,147          98,059
   Trade receivable-Aden Electronics Limited   71,304            -
   Cash surrender value of officers' life
    insurance,less policy loans of $71,113
    and $68,770                                11,525          10,620
   Goodwill, less accumulated amortization
    of $100,325 and $8,918                       -             91,407
                                           ----------      ----------
            Total other assets                232,903         572,189
                                           ----------      ----------
                                           $3,813,913      $4,035,945
                                           ==========      ==========

The accompanying notes are an integral part of these statements.




CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
June 30, 1997 and 1996

                                              1997            1996
                                           ----------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Short-term debt                           $245,000        $654,895
   Current maturities of long-term debt       155,464         203,976
   Trade accounts payable                     452,085         496,670
   Accrued items
      Salaries, wages, commissions and
        related payroll taxes                 363,748         427,170
      Other                                     6,408           7,842
                                           ----------      ----------
            Total current liabilities       1,222,705       1,790,553
                                           ----------      ----------
Other Liabilities
   Long-Term Debt, less current maturities    456,582         385,365
   Deferred income taxes                       23,910          25,842
                                           ----------      ----------
            Total other liabilities           480,492         411,207
                                           ----------      ----------
Stockholders' Equity
   Common stock, authorized 5,000,000
    shares of $.50 par value; issued
     and outstanding 811,553 shares           405,776         405,776

   Capital in excess of par value           1,223,701       1,223,701

   Retained earnings                          481,239         182,630

   Foreign currency translation adjustment       -             22,078
                                            ----------     ----------
            Total stockholders' equity       2,110,716      1,834,185
                                            ----------     ----------
                                            $3,813,913     $4,035,945
                                            ==========     ==========



The accompanying notes are and integral part of these statements.




CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
Year ended June 30,



                                              1997            1996
                                           ----------      ----------
Revenues

   Net sales                               $7,206,996      $6,832,375
   Other income                                28,588          11,438
                                           ----------      ----------
            Total revenues                  7,235,584       6,843,813
                                           ----------      ----------
Costs and expenses

   Cost of products sold                    4,003,392       3,943,523
   Selling general and administrative       2,293,124       2,288,240
   Research and development                   182,931         154,640
   Interest expense                            87,886         112,470
                                           ----------      ----------
            Total costs and expenses        6,567,333       6,498,873
                                           ----------      ----------
Earnings from continuing operations
 before income taxes                          668,251         344,940

Provision for income taxes                    282,444         139,165
                                           ----------      ----------
Earnings from continuing operations           385,807         205,775

Loss from discontinued operations,
 net of taxes                                (87,198)       (429,372)
                                           ----------      ----------
            Net earnings (loss)               298,609       (223,597)

Retained earnings at beginning of year        182,630         463,036

Cash dividends paid                              -           (56,809)
                                           ----------      ----------
Retained earnings at end of year             $481,239        $182,630
                                           ==========      ==========

Earnings (loss) per common share:
   Continuing operations                         $.48            $.25
   Discontinued operations                      (.11)           (.53)
                                                -----          ------
                                                 $.37          ($.28)
                                                =====          ======


The accompanying notes are an integral part of these statements.





CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended June 30,



                                              1997            1996
                                           ----------      ----------

Cash flows from continuing operating
 activities
   Earnings from continuing operations       $385,807        $205,774
   Adjustments to reconcile earnings
    from continuing operations
     to net cash provided by operating
     activities:
      Depreciation and amortization           188,995         115,987
      Deferred income taxes                     1,784           7,155
      (Gain) loss on sale of fixed assets         881           (260)
      Change in assets and liabilities:
        (Increase) decrease in receivables     14,866       (436,348)
        (Increase) decrease in inventories     58,170          83,017
        (Increase) decrease in prepaid items
          and other assets                   (67,743)          28,181
        Increase (decrease) in accounts
          payable and accruals              (109,442)        (34,201)
                                           ----------      ----------
           Net cash provided by (used in)
            continuing operating activities   473,318        (30,695)
                                           ----------      ----------
Cash flows from discontinued activities
   Earnings (loss) from discontinued
    operations                               (87,198)       (429,372)
   Adjustments to reconcile earnings (loss)
    from discontinued operations
     to net cash provided by (used in)
     discontinued activities:
      Depreciation and amortization            47,177          97,257
      Deferred income taxes                       -          (43,336)
      Gain on sale of fixed assets             14,310           (225)
      Proceeds from sale of fixed assets      276,690           3,000
      Write-down of net assets of
       discontinued operations                278,011         328,585
      (Increase) decrease in net assets of
       discontinued operations              (218,898)         216,815
                                           ----------      ----------
           Net cash provided by
            discontinued activities           310,092         172,724
                                           ----------      ----------
           Total net cash provided            783,410         142,029
                                           ----------      ----------
Cash flows from investing activities
   Proceeds from sale of property, plant
    and equipment                                 100             260
   Purchase of property, plant and equipment,
    including property held for sale         (342,245)       (67,562)
   Receipts of principal on note receivable      1,912          1,591
                                            ----------     ----------
           Net cash used in investing
            activities                       (340,233)       (65,711)
                                            ----------     ----------
Cash flows from financing activities
   Net borrowing (repayments) of short-
    term debt                                (409,895)        134,895
   Proceeds from long-term borrowing           671,995        637,833
   Repayments of long-term debt              (649,290)      (822,830)
   Cash dividends paid                           -           (56,809)
                                            ----------     ----------
           Net cash used in financing
            activities                       (387,190)      (106,911)
                                            ----------     ----------
Effect of exchange rate changes on cash       (47,265)        (3,908)
                                            ----------     ----------
Net increase (decrease) in cash                  8,722       (34,501)
Cash at beginning of year                      123,285        157,786
                                            ----------     ----------
Cash at end of year                           $132,007       $123,285
                                            ==========     ==========
Cash paid during the year for:
   Interest                                    $90,348       $150,388
   Income taxes                                   -              -


The accompanying notes are an integral part of these statements.



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997 and 1996


1.  Summary of Significant Accounting Policies

Company Operations

The Company currently operates exclusively in a single industry in the United States as a manufacturer of remote control devices for material handling equipment and other industrial applications. The Company had a similar operation that was located in the United Kingdom. However, effective June 30, 1997, this operation was discontinued. Previously, the Company's operations included a wood products business. However, effective May 16, 1996, this operation was also discontinued. During the years ended June 30, 1997 and 1996, the Company's continuing operation in the United States had export sales totaling $384,342 and $1,068,837, respectively.

Basis of Presentation

The financial statements include the accounts of the Company and its subsidiaries after elimination of significant intercompany transactions, and have been restated for discontinued operations (See
Note 2). The reporting of amounts in the financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make assumptions and estimates. Actual results could differ from the estimates.

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

Revenues Recognition and Concentration of Credit Risk

In general, the Company recognizes revenues on product sales when items are shipped. Long-term contracts are not entered into by the Company. The Company markets its products through a network of independent manufacturer's representatives. The Company grants credit to its customers, most of whom are in the manufacturing industry, principally located throughout the United States, in addition to having customers who are located in Canada, United Kingdom, Central and South America. Periodic credit evaluations of customers are performed, and generally the Company does not require advance payments or collateral. Credit losses to customers have not been material.

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

Intangible Assets

Due to an impairment in value, the remaining value of goodwill was charged to expense during the year ended June 30, 1997. Previously goodwill was being amortized on a straight-line basis over five and fifteen year periods.

Income Taxes

The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. General business credits are accounted for by the flow through method.

Research and Development

Research and development costs are expensed as incurred. Research and development expense amounted to $182,931 in 1997, and $154,640 in 1996.

Foreign Currency Translation

The assets and liabilities of the foreign subsidiary are translated in U.S. dollars at current exchange rates. Revenue and expense accounts of these operations are translated at average using the end of month exchange rates prevailing during the year. These translation adjustments are accumulated in a separate component of stockholders' equity.

Stock-Based Compensation

Stock options granted by the Company are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with APB 25, no stock-based compensation expense has been recognized in the accompanying financial statements, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of option grant.

Earnings Per Common Share

Earnings per common share is computed based on the weighted average number of shares common stock outstanding during the year. The weighted average number of shares was 811,553 in 1997 and 1996. Although the Company has issued potentially dilutive common stock equivalents in the form of stock options, the dilutive effect of these securities in the aggregate is less than three percent of earnings per common share.

2.  Discontinued Operations

Effective May 14, 1996, the Company adopted a formal plan to discontinue its wood products operations and to sell off the related assets of Bradford Classics Woodworking, Inc., d/b/a Tuna Valley Wood Products, a wholly-owned subsidiary of the Company located in Bradford, Pennsylvania. This business unit has been accounted for as a discontinued operation, and an estimated loss on its disposal in the amount of $328,585 was provided for and charged against income during the year ended June 30, 1996. On September 14, 1996, the inventory and fixed assets of Bradford Classics were sold for their approximate carrying amounts as of June 30, 1996.

On May 23, 1997, the Company's Board of Directors approved the transfer of its foreign subsidiary, Control Chief (UK) Limited, to one of its former employees who is now operating the Company under the name Aden Electronics Limited. The transfer was done in lieu of a closure and liquidation of the subsidiary due to its lack of profitability. The disposal of Control Chief (UK) Limited was effective as of June 30, 1997. This business unit has also been accounted for as a discontinued operation in the accompanying financial statements and amounts for prior periods have been restated.

A summary of certain operating results of the discontinued operations for the years ended June 30, 1997 and 1996 are as follows:

                                               1997            1996
                                            ----------      ----------
Net sales
   Bradford Classics Woodworking, Inc.      $     -         $1,718,229
   Control Chief (UK) Limited                1,034,215         867,430
                                            ----------      ----------
                                            $1,034,215      $2,585,659
                                            ==========      ==========
Bradford Classics Woodworking, Inc.
   Loss from operations before
     income tax benefit                      ($42,444)      ($204,721)
   Write-down of net assets of
     discontinued operations                     -           (328,585)
                                            ----------      ----------
                                              (42,444)       (533,306)
   Income tax benefit                           18,748         193,163
                                            ----------      ----------
   Net loss                                   (23,696)       (340,143)
                                            ==========      ==========
Control Chief (UK) Limited
   Loss from operations before
     income tax benefit                       (55,174)        (89,229)
   Write-down of net assets of
     discontinued operations                 (278,011)            -
   Income tax benefit                          269,683            -
                                            ----------      ----------
   Net loss                                   (63,502)        (89,229)
                                            ----------      ----------
   Total loss from discontinued
     operations, net of taxes                ($87,198)        $429,372
                                            ==========      ==========

The income tax benefit of $269,683 of Control Chief (UK) Limited includes an additional reduction in federal and state income taxes that occurs because the Company is entitled to report a tax loss in the amount of $657,313 for the year ended June 30, 1997, which is in excess of the financial reporting loss of $333,189 for the year.

The net assets of discontinued operations have been segregated in the accompanying consolidated balance sheets at June 30, and consist of:

Bradford Classics Woodworking, Inc.
                                                      1997         1996
                                                    ---------    ---------
Assets
   Accounts receivable                              $    -        $163,630
   Inventories                                           -          75,000
   Prepaid items                                         -           5,258
   Plant and equipment, net                              -         216,000
                                                    ---------    ---------

                                                         -         459,888
                                                    ---------    ---------
Liabilities
   Accounts payable and accrued items                    -         159,536
   Long-term debt                                        -         248,966
                                                    ---------    ---------
                                                         -         408,502
                                                    ---------    ---------
   Net assets of discontinued operations            $    -         $51,386
                                                    =========    =========
Control Chief (UK) Limited
                                                       1997         1996
                                                    ---------    ---------
Assets
   Accounts receivable                              $    -        $173,065
   Inventories                                           -         220,334
   Prepaid items                                         -          16,091
   Plant and equipment, net                              -          81,344
   Goodwill, net                                         -          31,981
                                                    ---------    ---------
                                                         -         522,815
                                                    ---------    ---------
Liabilities
   Accounts payable and accrued items                    -         199,628
   Long-term debt                                        -           2,470
                                                    ---------    ---------
                                                         -         202,098
                                                    ---------    ---------
   Net assets of discontinued operations            $    -        $320,717
                                                    =========    =========
   Total net assets of discontinued
     operations                                     $    -        $372,103
                                                    =========    =========

Included under the caption Other Assets in the accompanying balance sheet at June 30, 1997, is a trade receivable in the amount of $71,304 that is due from Aden Electronics Limited. Aden Electronics Limited was formerly the Company's foreign subsidiary, Control Chief (UK) Limited, prior to its change in ownership effective June 30, 1997. The Company anticipates payment of this trade receivable over the next eighteen months beginning in September, 1997.

3.  Property of Continuing Operations Held for Sale

Included under the caption Other Assets in the accompanying balance sheet at June 30, 1997 is property of continuing operations held for sale. This property with an original cost basis of $268,385, less accumulated depreciation of $214,458, represents the Company's former production facility located in Lewis Run, Pennsylvania. This facility was shut down in May, 1997 upon the relocation of the operations to the Company's facility located in nearby Bradford, Pennsylvania. In July, 1997, the vacant facility was sold for $150,000.

4.  Short-Term Debt

At June 30, 1997 and 1996, short-term debt consisted of borrowing under a line of credit with a bank, secured by substantially all of the assets of the Company, excluding real estate, with a floating interest rate at prime (8.50% at June 30, 1997 and 8.25% at June 30, 1996).

During the years ended June 30, 1997 and 1996, the line of credit reached month-end maximums of $684,895 and $722,849 respectively. Weighted average borrowing amounted to $375,660 in 1997 and $599,065 in 1996, with average interest rates of 7.65% in 1997 and 8.7% in 1996 being calculated by dividing the interest expense during the year for such borrowing by the weighted average short-term borrowing. At June 30, 1997 and 1996, the Company had additional borrowing available under the line of credit of $505,000 and $95,105, respectively. The line of credit agreement is subject to an annual review in November, 1997.

5.  Long-Term Debt

Long-term debt at June 30, 1997 and 1996 consists of the following:
                                                       1997        1996
                                                     --------    --------
 8.47% term loan, amortized over four years,
  due January, 2001,payable in monthly
   installments of $16,050, including interest       $591,884    $    -

 Prime plus 5/8% term loan (repaid during year
  end June 30, 1997)                                     -        742,313

 3% term loan (repaid during year end June 30,
  1997)                                                  -         63,268

 9.50% term loan, amortized over three years,
  due April, 2000, payable in monthly
   installments of $611, including interest            20,162        -

 8% term loan, amortized over two years, due
  March, 1997                                            -         31,504

 Other liabilities                                       -          3,692
                                                     --------    --------
                                                      612,046     840,777

     Less debt reclassified to discontinued
      operations                                         -        251,436
                                                     --------    --------
                                                      612,046     589,341

     Less current maturities                          155,464     203,976
                                                     --------    --------
                                                     $456,582    $385,365
                                                     ========    ========

The aggregate maturities of long-term debt during each of the four years ending June 30, 1998 through 2001, are $155,464, $168,510,
$180,871 and $107,201. The above indebtedness is secured by substantially all of the assets of the Company, excluding real estate.

6.  Income Taxes

For the years ended June 30, 1997 and 1996, pretax earnings from continuing operations were $668,251 and $344,251, respectively. The provision for taxes on earnings from continuing operations consists of the following:
                                                        1997       1996
                                                      --------   --------
  Currently payable
     Federal                                          $209,213    $99,054
     State                                              71,447     32,956
  Deferred                                               1,784      7,155
                                                      --------   --------
                                                      $282,444   $139,165
                                                      ========   ========

The difference between the provision for income taxes and the amounts computed by applying the U.S. federal income tax rate in effect for the years ended June 30, 1997 and 1996 consists of the following:

                                                        1997       1996
                                                      --------   --------

   Statutory federal income tax                       $227,205   $117,279
   State income taxes, net of federal tax
    benefit                                             47,155     21,751
   General business tax credit                         (9,719)       -
   Other items                                          17,803        135
                                                      --------   --------
                                                      $282,444   $139,165
                                                      ========   ========
At June 30, 1997 and 1996 the net deferred tax asset (liability) component consists of the following:

                                                        1997       1996
                                                      --------   --------

   Allowance for doubtful accounts                     $24,255    $25,205
   Compensated absences                                 31,482     34,248
   Depreciation                                       (23,910)   (25,842)
                                                      --------   --------
                                                       $31,827    $33,611
                                                      ========   ========
Balance Sheet Classification
   Current asset                                       $55,737    $59,453
   Noncurrent liability                               (23,910)   (25,842)
                                                      --------   --------
                                                       $31,827    $33,611
                                                      ========   ========
7.  Employee Savings Plan

The Company has an employee savings plan which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company has adopted a discretionary match that is limited to 6% of compensation and may, at its discretion, make additional contributions to the plan. In connection with the discretionary match, the Company's contribution to the plan was $16,058 in 1997 and $17,279 in 1996. There were no additional discretionary contributions to the plan for 1997 and 1996.

8.  Common Stock Options

The Company has several plans which provide for granting to officers, directors, key employees and advisors options to purchase shares of the Company's Common Stock. The option price is not less than the market price for the Company's stock on the date of the grant. The options become exercisable at varying dates and expire no later than ten years from the date of grant. At June 30, 1997, options to purchase 34,300 shares of Common Stock were available for grant.

A summary of the stock option data for the years ended June 30, 1997 and 1996 is as follows:

                    Number       -----------Option Price----------
                  of shares                  Weighted
                 under option    Per share    Average    Aggregate
                 ------------    ---------   --------    ---------
Outstanding-
 June 30, 1995          6,200   $2.16-3.19      $2.36      $14,628

 Granted during
  the year              3,000      2.93          2.93        8,790
 Exercised during
  the year                -         -             -            -
 Cancellations          (300)      2.93          2.93        (879)
                 ------------   ----------   --------    ---------
Outstanding-
 June 30, 1996          8,900    2.16-3.19       2.53       22,539

 Granted during
  the year              1,500      2.91          2.91        4,365
 Exercised during
  the year                -         -             -            -
 Cancellations          (300)      2.93          2.93        (879)
                 ------------   ----------   --------    ---------
Outstanding-
 June 30, 1997         10,100   $2.16-3.19      $2.58      $26,025
                 ============   ==========   ========    =========
Exercisable-
 June 30, 1997         10,100   $2.16-3.19      $2.58      $26,025
                 ============   ==========   ========    =========
Exercisable-
 June 30, 1996          8,900   $2.16-3.19      $2.53      $22,539
                 ============   ==========   ========    =========

In accordance with the terms of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the Company records no compensation expense for its stock option awards. During the year ended June 30, 1997, the weighted average fair value of options granted amounted to $0.69 per share. At June 30, 1997, the weighted average remaining contractual life of outstanding options was 2.5 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires use of options valuation models that were not developed for use in valuing employee stock options.
Pro forma information regarding net earnings and earnings per share, required by SFAS No. 123, has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of options granted in 1997 was estimated using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.00%; volatility factor of the expected market price of the Company's Common Stock of 0.20; a weighted average expected option life of five years; and a 2.00% dividend yield. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. For the year ended June 30, 1997, the Company's reported and pro forma net earnings and earnings per share are as follows:


                                          As Reported       Pro Forma
                                          -----------       ---------
    Earnings from continuing operations      $385,807        $385,186
    Loss from discontinued operations        (87,198)        (87,198)
                                             --------        --------
       Net earnings                          $298,609        $297,988
                                             ========        ========

    Earnings (loss) per common share:
      Continuing operations                      $.48            $.48
      Discontinued operations                   (.11)           (.11)
                                                -----           -----
                                                 $.37            $.37
                                                =====           =====

9.  Operating Leases

The Company has several operating lease agreements, primarily relating to real estate and equipment. These leases are noncancelable and expire at various dates through July, 2002. Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental payments for the succeeding five years under these operating leases are as follows:

                        Year Ended June 30,
                        -------------------

                        1998       $102,740
                        1999        101,238
                        2000         90,439
                        2001         80,000
                        2002         80,000

Total rent expense under operating leases amounted to $110,512 in 1997 and $104,636 in 1996.

10.  Related Party Transactions

The Company leases its corporate headquarter facility located in Bradford, Pennsylvania from a principal stockholder and Director. This lease agreement expires July, 2002 and is renewable at the then fair rental value for a five year period. In addition to the annual rental, the Company is responsible for the real estate taxes, insurance and other occupancy expenses applicable to the leased premises. Rent expense under this operating lease was $80,00 for 1997 and 1996. The minimum rental commitment under this agreement is included with the Company's other operating leases as described in Note 9 of the financial statements.

The Company also receives certain legal and insurance services from enterprises which are related to the Company because of common
Directors or Officers of the Company. The total services provided by these related parties was $194,585 in 1997 and $255,037 in 1996.

At June 30, 1997 and 1996, SPC Technologies, Inc., a related party through a common Director, owed the Company $96,147 and $98,059 respectively, under a 10% interest bearing note. The note is secured by the assets of SPC Technologies, Inc., as well as a second position in the stock of the Company that is owned by the common Director. The note is being repaid in monthly installments of $957 with a balloon payment of $86,996 due August 1, 2001.

At June 30, 1997, the Company owed National City Bank of Pennsylvania, a related party through a Director of the Company also being an Officer of National City Bank, $245,000 under a line of credit borrowing agreement that bears interest at the prime rate. In addition, at June 30, 1997, the Company owed National City Bank $591,884 under a term loan that bears interest at 8.47%. A description of these loans is described in Notes 4 and 5 of the financial statements. National City Bank is also the Company's principal depository.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by Item 9 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1997 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1997.

ITEM 10.  EXECUTIVE COMPENSATION

Information required by Item 10 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1997 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 11 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1997 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 12 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1997 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1997.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following Exhibits are filed herewith or incorporated by reference herein. (For incorporation references, see Exhibit Index attached hereto.)

Exhibit


 3-1  Certificate of Incorporation of Digimetrics, Inc.
 3-2  By-laws of Digimetrics, Inc.
 3-3 Certificate of Amendment of the Certificate of Incorporation of Digimetrics, Inc.
 4-1  Specimen of Common Stock Certificate.
10-1 Digimetrics/Control Chief Amended and Restated Profit-Sharing Plan Adoption Agreement and Plan Document.
10-2  Asset Purchase Agreement between Digimetrics, Inc. and SPC
      Technologies, Inc.
10-3 Agreement for Purchase and Sale between C. Lawrence Shields and Dorothy V. Shields for the real estate located at 200 Williams Street, Bradford, PA.
10-4  Lease Agreement dated July 15, 1992 between C. Lawrence
      Shields and Dorothy V. Shields for the real estate located at 200 Williams Street, Bradford, PA.
10-5  1994 Stock Option Plan.
10-6 SPC Technologies, Inc. Amended and Restated Promissory Note, Security Agreement and Pledge Agreement.
21-1  Subsidiaries of the Registrant.
23-1  Consent of Independent Auditors.
27-1  Financial Data Schedule.


(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Control Chief Holdings, Inc.
                                         (Registrant)

Date:  September 26, 1997                By:/S/Douglas S. Bell
                                         Douglas S. Bell
                                         Chairman of the Board,
                                         Chief Executive Officer and
                                         President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                    Title                      Date

/s/ Douglas S. Bell          Chief Executive Officer    September 26, 1997
Douglas S. Bell              and Director

/s/ Stephen J. Pachla        Chief Financial Officer    September 26, 1997
Stephen J. Pachla

/s/ Robert E. Crofford       Director                   September 26, 1997
Robert E. Crofford

/s/ Christopher G. Hauser    Director                   September 26, 1997
Christopher G. Hauser

/s/ Arvid R. Nelson          Director                   September 26, 1997
Arvid R. Nelson

/s/ N. James Sekel           Director                   September 26, 1997
N. James Sekel

/s/ C. Lawrence Shields      Director                   September 26, 1997
C. Lawrence Shields

/s/ Patrick G. Shields       Director                   September 26, 1997
Patrick G. Shields

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

10-2   Asset Purchase Agreement          Incorporated by reference
       between Digimetrics, Inc.         from Form 8-K filed on
       and SPC Technologies, Inc.        February 8, 1991 as Exhibit
                                         2-1

10-3   Agreement for Purchase and        Incorporated by reference
       Sale between C. Lawrence          from Form 8-K filed on
       Shields and Dorothy V. Shields    July 27, 1992 as Exhibit 2-1
       for the real estate at 200
       Williams Street, Bradford, PA

10-4   Lease Agreement dated July 15,    Incorporated by reference
       1992 between C. Lawrence Shields  from Form 8-K filed on
       and Dorothy V. Shields for the    July 27, 1992 as Exhibit 2-2
       real estate at 200 Williams
       Street, Bradford, PA

10-5   1994 Stock Option Plan            Incorporated by reference
                                         from 1994 Proxy, Exhibit A

10-6   SPC Technologies, Inc. Amended    Incorporated by reference
       and Restated Promissory Note,     from Form 10-KSB for the
       Security Agreement and Pledge     fiscal year ended June 30,
       Agreement                         1994 as Exhibit 10-12

21-1   Subsidiaries of the Registrant    Filed herewith

23-1   Consent of Independent Auditors   Filed herewith

27-1   Financial Data Schedule           Filed herewith

SUBSIDIARIES OF THE REGISTRANT                           Exhibit 21-1


(1)Control Chief Corporation
   100% - Owned by Control Chief Holdings, Inc.
   Incorporated in the State of Pennsylvania
   Operating Company

(2)Control Chief(UK) Limited
   100% - Owned by Control Chief Holdings, Inc.
   Incorporated as a limited trading company in the United Kingdom Discontinued Operation, effective June 30, 1997.

(3)Bradford Classics Woodworking, Inc.
   100% - Owned by Control Chief Holdings, Inc.
   Incorporated in the State of Pennsylvania
   Discontinued Operation, effective May 16, 1996

CONSENT OF INDEPENDENT AUDITORS                          Exhibit 23-1



   We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 dated April 25, 1995 pertaining to the 1994 Stock Option Plan of Control Chief Holdings, Inc. of our report dated August 27, 1997 appearing in item 7 on Form 10-KSB.





               DIEFENBACH DELIO KEARNEY & DEDIONISIO
                    CERTIFIED PUBLIC ACCOUNTANTS



Erie, Pennsylvania
September 23, 1997