Form 10QSB
period 1997-09-30
CONTROL CHIEF HOLDINGS INC
filed 1997-11-14
CIK 814853

U. S. Securities and Exchange Commission
                      Washington, D. C.  20549

                            Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

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

    The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of September 30, 1997 was 811,553 shares.

    Transitional Small Business Format (Check one):  Yes [ ] No[X]








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

PART II Other Information

Item 6  Exhibits and Reports on Form 8-K

SIGNATURES








PART I

ITEM 1 - FINANCIAL  INFORMATION

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                       September 30,            June 30,
                                           1997                  1997
                                        -----------           -----------
                                         (Unaudited)
ASSETS

Current Assets
   Cash                                  $   36,073            $  132,007
   Receivables
      Trade, less allowance for doubtful
       accounts of $59,750                 1,590,134            1,387,739
      Other                                    7,845                6,730
   Inventories
      Raw materials and subassemblies        980,782            1,122,751
      Work in process                        415,441              251,950
   Prepaid income taxes                         -                  89,368
   Other prepaid items                        27,847               20,512
   Deferred income taxes                      55,737               55,737
                                          ----------           ----------
            Total current assets           3,113,859            3,066,794
                                          ----------           ----------
Property and Equipment, at cost
   Leasehold improvements                    144,244              121,422
   Machinery and other equipment           1,534,727            1,568,280
                                          ----------           ----------
            Total cost                     1,678,971            1,689,702

      Less accumulated depreciation        1,142,611            1,175,486
                                          ----------           ----------
            Undepreciated cost               536,360              514,216
                                          ----------           ----------
Other Assets
   Property of continuing operations
    held for sale, less accumulated
    depreciation of $214,458 at
    June 30, 1996                              7,722               53,927
   Note receivable-SPC Technologies, Inc.     95,834               96,147
   Trade receivable-Aden Electronics Limited  75,555               71,304
   Cash surrender value of officers' life
    insurance less policy loans of
    $73,320 and $71,113                        9,318               11,525
                                          ----------           ----------
            Total other assets               188,429              232,903
                                          ----------           ----------
                                          $3,838,648           $3,813,913
                                          ==========           ==========



See accompanying notes to financial statements.



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED


                                            September 30,      June 30,
                                                1997             1997
                                             ----------       ----------
                                             (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Short-term debt                           $  100,000        $  245,000
   Current maturities of long-term debt         155,464           203,976
   Accounts payable trade                       435,879           452,085
   Accrued items
      Salaries, wages, commissions and
        related payroll taxes                   361,674           363,748
           Income taxes                          61,132               -
      Other                                       6,360             6,408
                                             ----------        ----------
            Total current liabilities         1,120,509         1,222,705
                                             ----------        ----------
Other Liabilities
   Long-term debt, less current maturities      419,156           456,582
   Deferred income taxes                         22,310            23,910
                                             ----------        ----------
            Total other liabilities             441,466           480,492
                                             ----------        ----------
Stockholders' Equity
   Common stock, authorized 5,000,000
    shares of $.50 par value; issued
    and outstanding 811,553 shares              405,776           405,776

   Capital in excess of par value             1,223,701         1,223,701

   Retained earnings                            647,196           481,239
                                             ----------        ----------
            Total stockholders' equity        2,276,673         2,110,716
                                             ----------        ----------
                                             $3,838,648        $3,813,913
                                             ==========        ==========




See accompanying notes to financial statements.



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)


                                                  Three Months Ended
                                                     September 30,
                                                 1997             1996
                                              ----------       ----------

Revenues
   Net sales                                  $1,925,565       $1,722,807
   Gain on sale of land and building             127,088            -
   Other income                                   22,302           13,453
                                              ----------       ----------
            Total revenues                     2,074,955        1,736,260
                                              ----------       ----------
Costs and expenses
   Cost of products sold                       1,076,149          960,493
   Selling general and administrative            559,590          525,450
   Research and development                       67,148           48,112
   Interest expense                               16,633           28,683
                                              ----------       ----------
            Total costs and expenses           1,719,520        1,562,738
                                              ----------       ----------

Earnings from continuing operations
  before income taxes                            355,435          173,522
                                              ----------       ----------
Federal and state income taxes
   Currently payable                             150,500           75,300
   Deferred                                      (1,600)          (1,200)
                                              ----------       ----------
                                                 148,900           74,100
                                              ----------       ----------
Earnings from continuing operations              206,535           99,422

Discontinued operations
   Loss, net of taxes                               -            (24,918)
                                              ----------       ----------
Net earnings                                     206,535           74,504

Retained earnings at beginning of period         481,239          182,630

Cash dividends paid                             (40,578)             -
                                              ----------       ----------
Retained earnings at end of period            $   647,19       $  257,134
                                              ==========       ==========
Earnings (loss) per common share
   Continuing operations                            $.25             $.12
   Discontinued operations                            -             (.03)
                                                    ----             ----
                                                    $.25             $.09
                                                    ====             ====
Dividends paid per common share                     $.05             $ -

Weighted average number of common
 shares outstanding                              811,553          811,553


See accompanying notes to financial statements.



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                 Three Months Ended
                                                    September 30,
                                                 1997             1996
                                              ----------       ----------

Cash flows from continuing operating
 activities
   Earnings from continuing operations        $  206,535       $   99,423
   Adjustments to reconcile earnings
    from continuing operations to net
    cash provided by (used in) operating
    activities:
      Depreciation and amortization               23,235           23,246
      Deferred income taxes                      (1,600)          (1,200)
      Gain on sale of land and building        (127,088)             -
      Change in assets and liabilities:
        (Increase) decrease in receivables     (203,510)         (41,027)
        (Increase) decrease in inventories      (21,522)         (65,596)
        (Increase) decrease in prepaid items
         and other assets                         79,990           59,488
        Increase (decrease) in accounts payable
         and accruals                             42,804           13,619
                                              ----------       ----------
          Net cash provided by (used in)
           continuing operating activities       (1,156)           87,953
                                              ----------       ----------
Cash flows from discontinued activities
   Loss from discontinued operations                -            (24,918)
   Adjustments to reconcile earnings
    from continuing operations
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                 -               9,719
      Deferred income taxes                         -                 -
      (Increase) decrease in net assets of
       discontinued operation                       -              52,692
                                              ----------       ----------
          Net cash provided by discontinued
           activities                               -              37,493
                                              ----------       ----------
          Total net cash provided (used)         (1,156)          125,446
                                              ----------       ----------
Cash flows from investing activities
   Proceeds from sale of land and building       150,000             -
   Purchase of property, plant and equipment    (22,088)          (7,194)
   Receipts of principal on note receivable          313              567
                                              ----------       ----------
          Net cash provided by (used in)
           investing activities                  128,225          (6,627)
                                              ----------       ----------
Cash flows from financing activities
   Net borrowing (repayments) of
    short-term debt                            (145,000)         (15,953)
   Net borrowing (repayments) of
    long-term debt                              (37,425)         (51,528)
   Dividends paid                               (40,578)            -
                                              ----------       ----------
         Net cash provided by (used in)
          financing activities                 (223,003)         (67,481)
                                              ----------       ----------
Effect of exchange rate changes on cash            -                4,572
                                              ----------       ----------

Net increase (decrease) in cash                 (95,934)           55,910
Cash at beginning of period                      132,007          123,285
                                              ----------       ----------
Cash at end of period                         $   36,073       $  179,195
                                              ==========       ==========

Cash paid during the period for:
   Interest                                   $   16,633       $   33,946
   Income taxes                                      -               -



See accompanying notes to financial statements.


CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.  Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany transactions. The accompanying financial information for prior periods has also been restated for comparability due to discontinued operations (see Note 4). The consolidated balance sheet as of September 30, 1997, and the related consolidated statements of operations and retained earnings and cash flows for the three month periods ended September 30, 1997 and 1996 are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report of the Company for the fiscal year ended June 30, 1997.

2.  Earnings Per Common Share

Earnings per common share are computed based on the weighted average shares of common stock outstanding during the period of computation. Although the Company has issued dilutive common stock equivalents in the form of incentive stock options, the dilutive effect of these securities in the aggregate is less than three percent of earnings per common share.

3. Cash Dividends Paid

The Board of Directors of the Company approved a cash dividend totaling $40,578 ($.05 per share) payable on September 26, 1997 to holders of record at the close of business on September 8, 1997.

4.  Discontinued Operations

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

Effective May 14, 1996, the Company adopted a formal plan to discontinue its wood products operations and to sell off the related assets of Bradford Classics Woodworking, Inc., d/b/a Tuna Valley Wood Products, a wholly-owned subsidiary of the Company that was located in Bradford, Pennsylvania. This business unit has been accounted for as a discontinued operation in the accompanying financial statements and amounts for prior periods have been restated. On September 14, 1996, the inventory and fixed assets of Tuna Valley were sold for their approximate carrying amounts at June 30, 1996.
There was no activity relating to discontinued operations for the three month period ended September 30, 1997. A summary of certain operating results of the discontinued operations for the three month period ended September 30, 1996 is follows:
                                                         1996
                                                       --------
        Net sales
           Control Chief (UK) Limited                  $245,355
           Bradford Classics Woodworking, Inc.             -
                                                       --------
                                                       $245,355
                                                       ========
        Control Chief (UK) Limited
           Earnings from operations before
             income taxes                              $  3,417
           Income taxes                                     -
                                                       --------
           Net earnings                                   3,417
                                                       --------
        Bradford Classics Woodworking, Inc.
           Loss from operations before income
             tax benefit                               (33,116)
           Loss on sale of assets                      (14,519)
                                                       --------
                                                       (47,635)
           Income tax benefit                            19,300
                                                       --------
           Net loss                                    (28,335)
                                                       --------
           Total loss from discontinued
             operations, net of taxes                 ($24,918)
                                                      =========


Included under the caption Other Assets in the accompanying balance sheets at September 30, 1997 and June 30, 1997, are trade receivables of $75,555 and $71,304, respectively, representing amounts that are due from Aden Electronics Limited. The Company anticipates recovering payments of this trade receivable over an extended period of time beginning in 1997.

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

Due to declining profits and failure to increase its customer base and market share, on May 14, 1996 a decision was made by the Board of Directors to cease the operations of Bradford Classics Woodworking, Inc., d/b/a Tuna Valley Wood Products ("Tuna Valley"), a wholly-owned subsidiary of the Company, and conduct an orderly liquidation of the subsidiary. On September 14, 1996, the inventory and fixed assets of Tuna Valley were sold for their approximate carrying amounts at June 30, 1996. Proceeds from the auction were used towards the payment of remaining secured and unsecured creditors as of June 30, 1996.

The Financial Information found in Part I, Item 1, presents the results of continuing operations of the Company's remaining operating subsidiary, Control Chief Corporation. The results of operations for Control Chief (UK) Limited and Bradford Classics Woodworking, Inc. are reflected in the financial statements as discontinued operations.

Liquidity

The Company funds its need for liquidity and capital resources through cash from operations, short-term and long-term borrowing. Effective January 15, 1997, the Company refinanced the line of credit and term loan agreements it had with National City Bank. In connection therewith, the Company has granted National City a general security interest in its assets, excluding real property.

The Company has a commercial demand line of credit in the amount of $750,000, with a variable interest rate equal to the lender's prime rate. The line of credit is being used to finance accounts receivable and inventory of the Company. The line of credit is subject to an annual review by the Bank each November. At September 30, 1997, a total of $100,000 was outstanding under the line of credit at the rate of interest of 8.50%.

In addition to the line of credit, the Company has a commercial term loan, dated January 15, 1997, which had an original principal amount of $650,000. This term loan bears interest at 8.47% and is being repaid in forty-eight (48) monthly principal and interest installments of $16,050. At September 30, 1997, a total of $556,292 was outstanding under this term loan.

In addition to the line of credit and term loan with National City Bank, the Company has a term loan with GMAC Financing. The balance outstanding at September 30, 1997 was $18,729.


The Company's working capital at September 30, 1997 was $1,993,350, which reflects an increase of $149,261, or 8%, over its working capital of $1,844,089 at June 30, 1996. The Company's current ratio was 2.78 at September 30, 1997 compared to 2.51 at June 30, 1997.

The Company believes its current working capital position is sufficient for its operations, and it does not anticipate any significant amounts that are needed for capital expenditures in the near future. The Company will, however, continue to improve and upgrade its facility and obtain new equipment as the need arises.

Results of Operations

Net sales from continuing operations for the quarter ended September 30, 1997 increased overall by $202,758 or 11.8% as compared to the same quarter last year. This increase is reflective of the continued demand for the Company's products, increases in its spare parts sales and services, and is reflective of a growing economy.

Cost of products sold increased by $115,656 or 12% for the quarter ended September 30, 1997 as compared to the same quarter last year. This overall increase in the cost of products sold is consistent with the overall increase in the net sales for the comparable periods indicating the Company's margins were approximately the same.

Selling, general and administrative costs increased by $34,140 or 6.5% for the quarter ended September 30, 1997 as compared with the same period last year. This overall increase reflects continued investment in areas of marketing, sales staffing and travel. Management is expanding the sales and marketing of the Company's products to domestic and foreign markets.

Research and development costs increased by $19,036 or 40% for the quarter ended September 30, 1997 as compared to the same period last year. This increase reflects the Company's continuing commitment to invest funds in research and development to stay abreast of technological changes, enhance its current products and develop new product lines. It is the Company's policy not to release public information relating to its research and development programs until new or enhanced products are ready for market. The premature public notification of product development, in the opinion of management, stands to potentially reduce the anticipated return on its research and development investment by notifying competitors of a significant portion of the Company's marketing strategy.

Interest and financing expense decreased by $12,050 or 42% for the quarter ended September 30, 1997 as compared to the same period last year. This decrease is due to an overall reduction in the Company's short-term and long-term debt resulting from refinancing, increased earnings and an improvement in the Company's working capital.

Earnings from continuing operations before income taxes were $355,435 for the quarterly period ended September 30, 1997, representing an increase of $181,913 or 105% over the same period last year. Included in the increase is a gain in the amount of $127,088 from the sale, in July, 1997, of the Company's facility located in Lewis Run, Pennsylvania. Excluding the gain, the increase was $54,825 or 31.6% over the same period last year.

The provision for income taxes for the quarterly period ended September 30, 1997 on pre-tax income from continuing operations was $148,900 or 41.9%. The provision for income taxes for the quarterly period ended September 30, 1996 on pre-tax income from continuing operations was $74,100 or 42.7%.

Overall earnings, after income taxes, from continuing operations were $206,535 for the quarterly period ended September 30, 1997 as compared to earnings, after income taxes, from continuing operations of $99,422 for the quarterly period ended September 30, 1996.

The Company's earnings per common share from continuing operations was $.25 for the three month period ended September 30, 1997. This represents an increase of $.13 per common share from continuing operations for the quarter over the previous three month period ended September 30, 1996. Overall, net earnings per common share increased by $.16 per share over the same period last year.

Net trade receivables at September 30, 1997 increased by $202,395 or 14.6% as compared to the balance at June 30, 1997. The increase is due to the increase in net sales during the quarter.

Inventories increased slightly by $21,522 or 1.6% at September 30, 1997 as compared to June 30, 1997.

Prepaid items decreased by $82,033 as compared to the balance at June 30, 1997. This overall decrease in prepaid items results from a reduction in prepaid income taxes at June 30, 1997 that has been offset by an increase in the tax provision for the quarterly period ended September 30, 1997. The Company also maintains the practice of prepaying certain expenses such as insurance, professional fees and taxes at the beginning and during the fiscal year. This is typical of previous years.

There were no major additions of fixed assets during the quarterly period ended September 30, 1997.

Account payable and accrued items, exclusive of income taxes, decreased by $18,328 at September 30, 1997 or 2.2% as compared to the balance at June 30, 1997.


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

                                        Control Chief Holdings, Inc.
                                                (Registrant)


Date:  November 13, 1997                     By:\s\ Douglas S. Bell
                                             Douglas S. Bell
                                             Chairman of the Board,
                                             Chief Executive Officer and
President