Form 10QSB
period 1997-12-31
CONTROL CHIEF HOLDINGS INC
filed 1998-02-17
CIK 814853

U. S. Securities and Exchange Commission
                           Washington, D.C.  20549
                                  Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

  The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of February 1, 1998 was 811,553 shares.

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

SIGNATURES












PART I

ITEM 1 - FINANCIAL  INFORMATION

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS




                                            December 31,           June 30,
                                                1997                 1997
                                             ----------          -----------
                                            (Unaudited)
ASSETS

Current Assets

Cash                                            $82,530             $132,007
Receivables
Trade, less allowance for doubtful
 accounts of $60,035 and $59,750              1,593,133            1,387,739
Other                                            11,753                6,730
Inventories
 Raw materials and subassemblies              1,150,053            1,122,751
 Work in process                                523,937              251,950
Prepaid income taxes                               -                  89,368
Other prepaid items                              23,194               20,512
Deferred income taxes                            55,737               55,737
                                             ----------           ----------

Total current assets                          3,440,337            3,066,794
                                             ----------           ----------
Property and Equipment, at cost
 Leasehold improvements                         174,429              121,422
 Machinery and other equipment                1,578,488            1,568,280
                                             ----------           ----------

Total cost                                    1,752,917            1,689,702

Less accumulated depreciation                 1,165,823            1,175,486
                                             ----------           ----------

Undepreciated cost                              587,094              514,216
                                             ----------           ----------
Other Assets

Property of continuing operations held
 for sale, less accumulated depreciation
 of $214,458 at June 30, 1996                     7,722               53,927
Note receivable-SPC Technologies, Inc.           95,355               96,147
Trade receivable-Aden Electronics Limited        65,336               71,304
Cash surrender value of officers' life
 insurance less policy loans of $73,320
 and $71,113                                      9.318               11,525
                                             ----------           ----------

Total other assets                              177,731              232,903
                                             ----------           ----------

                                             $4,205,162           $3,813,913
                                             ==========           ==========


See accompanying notes to financial statements.




CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED


                                           December 31,            June 30,
                                               1997                  1997
                                            -----------           ----------
                                            (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Short-term debt                                $   -                $245,000
Current maturities of long-term debt            155,464              203,976
Accounts payable trade                          718,160              452,085
Accrued items
Salaries, wages, commissions and
 related payroll taxes                          422,511              363,748
Income taxes                                     40,701                 -
Other                                             4,881                6,408
                                             ----------           ----------

Total current liabilities                     1,341,717            1,222,705
                                             ----------           ----------
Other Liabilities

Long-term debt, less current maturities         355,873              456,582
Deferred income taxes                            20,710               23,910
                                             ----------           ----------

Total other liabilities                         376,583              480,492
                                             ----------           ----------
Stockholders' Equity
 Common stock, authorized 5,000,000 shares
  of $.50 par value; issued and outstanding
  811,553 shares                                405,776              405,776

 Capital in excess of par value               1,223,701            1,223,701

 Retained earnings                              857,385              481,239
                                             ----------           ----------

Total stockholders' equity                    2,486,862            2,110,716
                                             ----------           ----------

                                             $4,205,162           $3,813,913
                                             ==========           ==========




See accompanying notes to financial statements.



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)



                                 Three Months Ended         Six Months Ended
                                     December 31,             December 31,
                                  1997        1996          1997       1996
                              ----------  ----------    ----------  ----------

Revenues
Net sales                     $2,097,402  $1,963,949    $4,022,967  $3,686,756
Gain on sale of
 land and building                  -           -          127,088       -
Other income                      13,262       1,839        35,564      15,292
                               ---------   ---------     ---------   ---------

Total revenues                 2,110,664   1,965,788     4,185,619   3,702,048
                               ---------   ---------     ---------   ---------

Expenses
Cost of products sold          1,109,971   1,128,197     2,186,120   2,088,690
Selling general and
 administrative                  584,923     557,058     1,144,513   1,082,508
Research and development          40,268      33,157       107,416      81,269
Interest expense                  12,213      22,627        28,846      51,310
                               ---------   ---------     ---------   ---------

Total expenses                 1,747,375   1,741,039     3,466,895   3,303,777
                               ---------   ---------     ---------   ---------

Earnings from continuing
 operations before
 income taxes                    363,289     224,749       718,724     398,271
                               ---------   ---------     ---------   ---------
Income taxes
Currently payable                154,700      66,300       305,200     141,600
Deferred                         (1,600)     (1,400)       (3,200)     (2,600)
                               ---------   ---------     ---------   ---------

                                 153,100      64,900       302,000     139,000
                               ---------   ---------     ---------   ---------

Earnings from continuing
 operations                      210,189     159,849       416,724     259,271

Discontinued operations
Loss, net of taxes                  -       (39,047)          -       (63,965)
                               ---------   ---------     ---------   ---------

Net earnings                     210,189     120,802       416,724     195,306

Retained earnings at
 beginning of period             647,196     257,134       481,239     182,630

Cash dividends paid                 -           -         (40,578)        -
                               ---------   ---------     ---------   ---------
Retained earnings at
 end of period                  $857,385    $377,936      $857,385    $377,936
                               =========   =========     =========   =========


Earnings (loss) per common share

Continuing operations               $.26        $.12          $.51        $.29
Discontinued operations               -        (.03)            -        (.05)
                                   -----       -----         -----       -----
                                    $.26        $.09          $.51        $.24
                                   =====       =====         =====       =====

Dividends paid
 per common share                   $ -         $ -           $.05        $ -
                                   =====       =====         =====       =====

Weighted average number
 of common shares
 outstanding                     811,553     811,553       811,553     811,553



See accompanying notes to financial statements.









CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                        Six Months Ended
                                                          December 31,
                                                        1997       1996
                                                    ----------  ----------

Cash flows from continuing operating activities

Earnings from continuing operations                   $416,724    $259,271

Adjustments to reconcile earnings from
continuing operations to net cash provided by operating activities:

Depreciation and amortization                           46,446      49,837
Deferred income taxes                                  (3,200)     (2,600)
Gain on sale of land and building                    (127,088)         -

Change in assets and liabilities:

Increase in receivables                              (210,418)   (269,200)
Increase in inventories                              (299,288)    (27,823)
Decrease in prepaid items and other assets              94,861      90,592
Increase in accounts payable and accruals              364,012     155,412
                                                      --------    --------
Net cash provided by
continuing operating activities                        282,050     255,489
                                                      --------    --------

Cash flows from discontinued activities

Loss from discontinued operations                         -       (63,965)

Adjustments to reconcile earnings from
continuing operations to net cash provided by (used in) operating activities:

Depreciation and amortization                             -         19,626
Decrease in net assets of
 discontinued operations                                  -         20,448

Net cash used in discontinued activities                  -       (23,891)
                                                      --------    --------

Total net cash provided                                282,050     231,598
                                                      --------    --------


Cash flows from investing activities

Proceeds from sale of land and building                150,000        -
Purchase of property, plant and equipment             (96,033)    (46,277)
Receipts of principal on note receivable                   792         857
                                                      --------    --------
Net cash provided by (used in)
investing activities                                    54,759    (45,420)
                                                      --------    --------

Cash flows from financing activities

Net repayments of short-term debt                    (245,000)   (169,895)
Net repayments of long-term debt                     (100,709)   (105,329)
Dividends paid                                        (40,578)        -
                                                      --------    --------

Net cash used in financing activities                (386,287)   (275,224)
                                                      --------    --------

Effect of exchange rate changes on cash                   -       (12,159)
                                                      --------    --------

Net decrease in cash                                  (49,477)   (101,205)

Cash at beginning of period                            132,007     123,285
                                                      --------    --------

Cash at end of period                                  $82,530     $22,080
                                                      ========    ========
Cash paid during the period for:

Interest                                               $28,846     $48,172
Income taxes                                           175,131         -




See accompanying notes to financial statements.







CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.  Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany transactions. The accompanying financial information for prior periods has also been restated for comparability due to discontinued operations (see
Note 4). The consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations and retained earnings and cash flows for the three and six month periods ended December 31, 1997 and 1996 are unaudited The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report of the Company for the fiscal year ended
June 30, 1997.

2.  Earnings Per Common Share

Earnings per common share are computed based on the weighted average shares of common stock outstanding during the period of computation. Although the Company has issued dilutive common stock equivalents in the form of incentive stock options, the dilutive effect of these securities in the aggregate is less than 3 percent of earnings per common share.

3.  Cash Dividends Paid

The Board of Directors of the Company approved a cash dividend totaling $40,578 ($.05 per share) payable on September 26, 1997 to holders of record at the close of business on September 8, 1997.

4.  Discontinued Operations

On May 23, 1997, the Company's Board of Directors approved the transfer of its foreign subsidiary, Control Chief (UK) Limited, to one of its former employees who is now operating the Company under the name Aden Electronics Limited. The transfer was done in lieu of a closure and liquidation of the subsidiary due to its lack of profitability. The disposal of Control Chief
(UK) Limited was effective as of June 30, 1997. This business unit has been accounted for as a discontinued operation in the accompanying finacial statements and amounts for prior periods have been restated.

Effective May 14, 1996, the Company adopted a formal plan to discontinue its wood products operations and to sell off the related assets of Bradford Classics Woodworking, Inc., d/b/a Tuna Valley Wood Products, a wholly-owned subsidiary of the Company that was located in Bradford, Pennsylvania. This business unit has been accounted for as a discontinued operation in the accompanying financial statements and amounts for prior periods have been restated. On September 14, 1996, the inventory and fixed assets of for their approximate carrying amounts at June 30, 1996.

There was no activity relating to discontinued operations for the three and six month periods ended December 31, 1997. A summary of certain operating results of the discontinued operations for the three and six month periods ended December 31, 1996 is as follows:

                                                Three Months   Six Months
                                                   Ended         Ended
                                                December 31,  December 31,
                                                   1996           1996
                                                ---------      ---------
Net sales
 Control Chief (UK) Limited                      $281,939       $527,294
 Bradford Classics Woodworking, Inc.                 -              -
                                                ---------      ---------

                                                 $281,939       $527,294
                                                =========      =========

Control Chief (UK) Limited
 Loss from operations before income taxes       ($23,601)      ($20,184)
 Income taxes                                        -              -
                                                ---------      ---------

 Net loss                                       ($23,601)      ($20,184)
                                                ---------      ---------

Bradford Classics Woodworking, Inc.
 Loss from operations before
  income tax benefit                             (26,046)       (59,162)
 Loss on sale of assets                              -          (14,519)
                                                ---------      ---------
                                                 (26,046)       (73,681)

 Income tax benefit                                10,600         29,900
                                                ---------      ---------

Net loss                                         (15,446)       (43,781)
                                                ---------      ---------

Total loss from discontinued
 operations, net of taxes                       ($39,047)      ($63,965)
                                                =========      =========


Included under the caption Other Assets in the accompanying balance sheets at December 31, 1997 and June 30, 1997, are trade receivables of $65,336 and $71,304, respectively, representing amounts that are due from Aden Electronics Limited. The Company anticipates recovering payments of this trade receivable over an extended period of time beginning in 1997.






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

In May 1997, the Company moved the operations of its Lewis Run, PA facility to its nearby facility located in Bradford, PA. In July 1997, the Lewis Run facility was sold.

Due to declining profits and failure to increase its customer base and market share, on May 14, 1996 a decision was made by the Board of Directors to cease the operations of Bradford Classics Woodworking, Inc., d/b/a Tuna Valley Wood Products (Tuna Valley), a wholly-owned subsidiary of the Company, and conduct an orderly liquidation of the subsidiary. On
September 14, 1996, the inventory and fixed assets of Tuna Valley were sold for their approximate carrying amounts at June 30, 1996. Proceeds from the auction were used toward the payment of remaining secured and unsecured creditors as of June 30, 1996.

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

The Company has a commercial demand line of credit in the amount of $750,000, with a variable interest rate equal to the lender's prime rate. The line of credit is being used to finance accounts receivable and inventory of the Company. The line of credit is subject to an annual review by the Bank each November. At December 31, 1997 there was no borrowing outstanding under the line of credit.

In addition to the line of credit, the Company has a commercial term loan, dated January 15, 1997, which had an original principal amount of $650,000. This loan bears interest at 8.47% and is being repaid in forty-eight (48) monthly principal and interest installments of $16,050. At December 31, 1997, a total of $494,841 was outstanding under this term loan.

In addition to the line of credit and term loan with National City Bank, the Company has a term loan with GMAC Financing. The balance outstanding at December 31, 1997 was $16,496.

The Company's working capital at December 31, 1997 was $2,098,620, which reflects an increase of $254,531, or 14%, over its working capital of $1,844,089 at June 30, 1997. The Company's current ratio was 2.56 at December 31, 1997 compared to 2.51 at June 30, 1997.

The Company believes its current working capital position is sufficient for its operations, and it does not anticipate any significant amounts that are needed for capital expenditures in the near future. The Company will, however, continue to improve and upgrade its facility and obtain new equipment as the need arises.

Results of Operations

Net sales from continuing operations for the quarter ended December 31, 1997 increased $133,453 or 6.8% as compared to the same quarter last year. For the six-month period ended December 31, 1997, net sales from continuing operations increased $336,211 or 9.1% as compared to the six-month period last year. This increase is reflective of the continued demand for the Company's products, increases in its spare parts sales and services, and is reflective of a growing economy.

Cost of products sold decreased by $18,226 or 1.6% for the quarter ended December 31, 1997 as compared to the same quarter last year. This slight decrease in the cost of products sold is due to gross margins of the product mix that comprised the overall increase in the net sales for the quarterly period when compared to the prior year's product sales. For the six-month period ended December 31, 1997, cost of products sold increased by $97,430 or 4.7% as compared to the six-month period last year. This overall increase in the net sales of products sold coincides with the overall increase in the net sales for the period.

Selling, general and administrative costs increased $27,865 or 5% for the quarter ended December 31, 1997 as compared with the same period last year. For the six-month period ended December 31, 1997, selling, general and administrative costs increased $62,005 or 5.7% as compared to the six-month period last year. This overall increase reflects continued investment in areas of marketing, sales staffing and travel. Management is expanding the sales and marketing of the Company's products to domestic and foreign markets.

Research and development costs increased $7,111 or 21% for the quarter ended December 31, 1997 as compared to the same period last year. For the six-month period ended December 31, 1997, research and development costs increased $26,147 or 32.2% as compared to the six-month period last year. This increase reflects the Company's continuing commitment to invest funds in research and development to stay abreast of technological changes, enhance its current products and develop new product lines. It is the Company's policy not to release public information relating to its research and development programs until new or enhanced products are ready for the market. The premature public notification of product development, in the opinion of management, stands to potentially reduce the anticipated return on its research and development investment by notifying competitors of a significant portion of the Company's marketing strategy.

Interest expense decreased $10,414 or 46% for the quarter ended
December 31, 1997 as compared to the same period last year. For the six-month period ended December 31, 1997, interest expense decreased $22,464 or 43.8% as compared to the six-month period last year. This decrease is due to an overall reduction in the Company's short-term and long-term debt from refinancing, increased earnings and an improvement in the Company's working capital.

Earnings from continuing operations before income taxes were $363,289 for the quarterly period ended December 31, 1997, representing an increase of $138,540 or 61.6% over the same period last year. For the six-month period ended December 31, 1997, earnings from continuing operations before income taxes were $718,724, representing an increase of $320,453 or 80.5% as compared to the six-month period last year. Included in the increase is a gain in the amount of $127,088 from the sale, in July 1997, of the Company's facility in Lewis Run, Pennsylvania. Excluding the gain, the increase was $193,365 or 48.6% over the same period last year.

The provision for income taxes for the quarterly period ended
December 31, 1997 on pretax income from continuing operations was $153,100 or 42.1%. The provision for income taxes for the quarterly period ended December 31, 1996 on pretax income from continuing operations was $64,900 or 28.9%. For the six-month period ended December 31, 1997, the provision for income taxes on pretax income from continuing operations was $302,000 or 42%. For the six-month period ended December 31, 1996, the provision for income from continuing operations was $139,000 or 34.9%.

Overall earnings, after income taxes, from continuing operations were $210,189 for the quarterly period ended December 31, 1997 as compared to earnings, after income taxes, from continuing operations of $159,849 for the quarterly period ended December 31, 1996. For the six-month period ended December 31, 1997, earnings from continuing operations were $416,724 as compared to earnings from continuing operations of $259,271 for the six-month period ended December ended December 31, 1996.

The Company's earnings per common share from continuing operations were $.26 for the three-month period ended December 31, 1997. This represents an increase of $.14 per common share from continuing operations for the quarter over the previous three month period ended December 31, 1996. Overall, net earnings per common share increased by $.17 per share over the same quarter last year. For the six-month period ended December 31, 1997, earnings per common share from continuing operations were $.51 per common share as compared to $.29 per common share for the same period last year. Overall, net earnings per common share increased by $.27 per share over the same six-month period last year.

Net trade receivables at December 31, 1997 increased by $205,394 or 14.8% as compared to the balance at June 30, 1997. The increase is due to the increase in net sales during the quarter.

Inventories increased by $299,289 or 21.8% at December 31, 1997 as compared to June 30, 1997.

Prepaid items decreased by $86,686 as compared to the balance at June 30, 1997. This overall decrease in prepaid items results from a reduction in prepaid income taxes at June 30, 1997 that has been offset by an increase in the tax provision for the six-month period ended December 31, 1997. The Company also maintains the practice of prepaying certain expenses such as insurance, professional fees and taxes at the beginning and during the fiscal year. This is typical of previous years.

There were no major additions of fixed assets during the six-month period ended December 31, 1997.

Account payable and accrued items, exclusive of income taxes, increased by $323,311 at December 31, 1997 or 39.3% as compared to the balance at June 30, 1997. This increase coincides with the increase in inventories.


PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders


a) An annual meeting of the Shareholders of the Company was held on November 14, 1997.

b)   Election of seven Directors.

     Director                         For         Against
     --------                         ---         -------
     Douglas S. Bell                674,373         505
     Robert E. Crofford             674,573         305
     Christopher G. Hauser          674,380         498
     Arvid R. Nelson                674,573         305
     C. Lawrence Shields            674,398         480
     Patrick G. Shields             674,548         330
     N. James Sekel                 674,573         305

c) Approve appointment of Diefenbach, Delio, Kearney and DeDionisio as independent certified public accountants of the Company.

                      For          Against         Abstain
                      ---          -------         -------
                    673,936          400             542

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


                                                Control Chief Holdings, Inc.
                                                ----------------------------
                                                       (Registrant)



Date: February 12, 1998                         By: \s\ Douglas S. Bell
                                                    -------------------
                                                    Douglas S. Bell
                                                    Chairman of the Board,
                                                    Chief Executive Officer
                                                      and President