Form 10QSB
period 1998-03-31
CONTROL CHIEF HOLDINGS INC
filed 1998-05-15
CIK 814853

U. S. Securities and Exchange Commission
                      Washington, D.C.  20549

                            Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998

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

    The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of April 30, 1998 was 1,013,965 shares.

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


PART II Other Information

Item 6  Exhibits and Reports on Form 8-K

SIGNATURES



PART I

ITEM 1 - FINANCIAL  INFORMATION

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                  March 31,       June 30,
                                                    1998            1997
                                                 -----------     ---------
                                                 (Unaudited)

ASSETS

Current Assets
Cash                                                $44,899       $132,007
Receivables
 Trade, less allowance for doubtful
  accounts of 60,035 and 59,750                   1,807,688      1,387,739
 Other                                                9,440          6,730
Inventories
 Raw materials and subassemblies                  1,414,460      1,122,751
 Work in process                                    480,495        251,950
Prepaid income taxes                                   -            89,368
Other prepaid items                                  23,400         20,512
Deferred income taxes                                55,737         55,737
                                                 ----------     ----------
  Total current assets                            3,836,119      3,066,794
                                                 ----------     ----------
Property and Equipment, at cost
 Leasehold improvements                             185,049        121,422
 Machinery and other equipment                    1,603,621      1,568,280
                                                 ----------     ----------
  Total cost                                      1,788,670      1,689,702

 Less accumulated depreciation                    1,189,034      1,175,486
                                                 ----------     ----------
  Undepreciated cost                                599,636        514,216
                                                 ----------     ----------
Other Assets
 Property of continuing operations held
  for sale, less accumulated depreciation
  of $214,458 at June 30, 1997                        7,722         53,927
 Note receivable-SPC Technologies, Inc.              94,863         96,147
 Trade receivable-Aden Electronics Limited           45,025         71,304
 Cash surrender value of officers' life
  insurance less policy loans
  of $73,320 and $71,113                              9,318         11,525
                                                 ----------     ----------
   Total other assets                               156,928        232,903
                                                 ----------     ----------
                                                 $4,592,683     $3,813,913
                                                 ==========     ==========

See accompanying notes to financial statements.



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED



                                                   March 31,      June 30,
                                                     1998           1997
                                                  -----------   ----------
                                                  (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Short-term debt                                   $415,000       $245,000
 Current maturities of long-term debt               155,464        203,976
 Accounts payable trade                             687,365        452,085
 Accrued items
  Salaries, wages, commissions and
   related payroll taxes                            350,715        363,748
  Income taxes                                        6,699           -
  Other                                               6,548          6,408
                                                 ----------     ----------
   Total current liabilities                      1,621,791      1,222,705
                                                 ----------     ----------
Other Liabilities
 Long-term debt, less current maturities            315,978        456,582
 Deferred income taxes                               17,210         23,910
                                                 ----------     ----------
   Total other liabilities                          333,188        480,492
                                                 ----------     ----------
Stockholders' Equity
 Common stock, authorized 5,000,000
 shares of $.50 par value; issued
 and outstanding 1,013,965 shares                   506,982        506,982

 Capital in excess of par value                   1,120,651      1,122,495

 Retained earnings                                1,010,071        481,239
                                                 ----------     ----------
   Total stockholders' equity                     2,637,704      2,110,716
                                                 ----------     ----------
                                                 $4,592,683     $3,813,913
                                                 ==========     ==========


See accompanying notes to financial statements.



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)


                               Three Months Ended     Nine Months Ended
                                    March 31,              March 31,
                                 1998       1997        1998       1997
                              ---------- ----------  ---------- ----------

Revenues
 Net sales                    $2,298,016 $1,890,901  $6,320,983 $5,577,657
 Gain on sale of
  land and building                 -          -        127,088       -
 Other income                      2,387      2,611      37,951     17,903
                               ---------  ---------   ---------  ---------
Total revenues                 2,300,403  1,893,512   6,486,022  5,595,560
                               ---------  ---------   ---------  ---------
Costs and expenses
 Cost of products sold         1,294,390    944,543   3,480,511  3,033,233
 Selling, and general            615,118    571,478   1,759,631  1,653,986
 Research and development         48,659     45,896     156,075    127,165
 Interest expense                 13,279     22,100      42,124     73,410
                               ---------  ---------   ---------  ---------
Total costs                    1,971,446  1,584,017   5,438,341  4,887,794
                               ---------  ---------   ---------  ---------
Earnings from continuing
 operations before taxes         328,957    309,495   1,047,681    707,766

Income taxes
 Currently payable               139,200    141,480     444,400    283,080
 Deferred                        (3,500)    (1,200)     (6,700)    (3,800)
                               ---------   --------    --------  ---------
                                 135,700    140,280     437,700    279,280
                               ---------   --------    --------  ---------
Earnings from
 continuing operations           193,257    169,215     609,981    428,486

Discontinued operations
 Earnings (loss), net               -        19,606        -      (44,359)
                               ---------    -------    --------  ---------
Net earnings                     193,257    188,821     609,981    384,127
Retained earnings at
 beginning of period             857,385    377,936     481,239    182,630
Cash dividends paid             (40,571)       -       (81,149)       -
                               ---------   --------   ---------   --------
Retained earnings at
 end of period                $1,010,071   $566,757  $1,010,071   $566,757
                              ==========   ========  ==========   ========
Earnings (loss)
 per common share
 Continuing operations              $.19       $.17        $.60       $.42
 Discontinued operations              -         .02          -       (.04)
                                    ----       ----        ----       ----
                                    $.19       $.19        $.60       $.38
                                    ====       ====        ====       ====
Cash dividends paid
 per common share                   $.04       $ -         $.08       $ -

Weighted average common
 shares outstanding            1,013,965  1,013,965   1,013,965  1,013,965


See accompanying notes to financial statements.



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                      Nine Months Ended
                                                          March 31,
                                                     1998           1997
                                                  ---------      ----------



Cash flows from continuing operating activities

Earnings from continuing operations               $ 609,981      $ 428,486
Adjustments to reconcile earnings from
 continuing operations to net cash
 provided by operating activities:
  Depreciation and amortization                      69,746         74,755
  Deferred income taxes                             (6,700)        (3,800)
  Gain on sale of land and building               (127,088)           -
Change in assets and liabilities:
 Increase in receivables                          (422,659)       (84,625)
 Increase in inventories                          (520,253)      (131,194)
 Decrease in prepaid items                          114,966        107,250
 Increase in accounts payable and accruals          229,085        310,868
                                                   --------       --------
Net cash provided by (used in)
 continuing operating activities                   (52,922)        701,740
                                                   --------       --------
Cash flows from discontinued activities

Loss from discontinued operations                      -          (44,359)
Adjustments to reconcile loss from
 discontinued operations to net cash
 used in discontinued activities:
  Depreciation and amortization                        -            29,287
  Increase in net assets of
   discontinued operations                             -           (2,728)
                                                   --------       --------
Net cash used in discontinued activities               -          (17,800)
                                                   --------       --------
Total net cash provided (used)                     (52,922)        683,940
                                                   --------       --------
Cash flows from investing activities

Proceeds from sale of land and building             150,000           -
Purchase of property, plant and equipment         (131,873)       (77,650)
Receipts of principal on note receivable              1,284          1,302
                                                   --------       --------
Net cash provided by (used in)
 investing activities                                19,411       (76,348)
                                                   --------       --------
Cash flows from financing activities

Net borrowings (repayments) short-term debt         170,000      (610,895)
Net borrowings (repayments) long-term debt        (140,604)         37,663
Cash dividends paid                                (81,149)           -
Purchase and retirement of
 fractional common shares                           (1,844)           -
                                                   --------       --------
Net cash used in financing activities              (53,597)      (573,232)
                                                   --------       --------


Effect of exchange rate changes on cash                -          (48,293)
                                                   --------       --------

Net decrease in cash                               (87,108)       (13,933)

Cash at beginning of period                         132,007        123,285
                                                   --------       --------
Cash at end of period                               $44,899       $109,352
                                                   ========       ========

Cash paid during the period for:
Interest                                            $42,125        $48,172
Income taxes                                        175,131           -


See accompanying notes to financial statements.


CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.  Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany transactions. The accompanying financial information for prior periods has also been restated for comparability due to discontinued operations (see Note 4). The consolidated balance sheet as of March 31, 1998, and the related consolidated statements of operations and retained earnings and cash flows for the three and nine month periods ended March 31, 1998 and 1997 are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

3.  Cash Dividends Paid

The Board of Directors of the Company approved a cash dividend totaling $40,578 payable on September 26, 1997 to holders of record at the close of business on September 8, 1997. The Board of Directors of the Company also approved a cash dividend totaling $40,571 payable on February 19, 1998 to holders of record at the close of business on February 6, 1998.

4.  Stock Split

On February 6, 1998, the Company declared a one-for-four stock split payable in the form of a stock dividend to shareholders of record as of that same date. All references to common shares have been retroactively restated to reflect the stock split. The Company's Board of Directors authorized the stock split in order to enable the Company to meet the recent changes in NASDQ, Small Cap Market, listing requirements.

5.  Discontinued Operations

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

There was no activity relating to discontinued operations for the three and nine month periods ended March 31, 1998. A summary of certain operating results of the discontinued operations for the three and nine month periods ended March 31, 1997 is as follows:

                                                 Three Months Nine Months
                                                     Ended       Ended
                                                    March 31,   March 31,
                                                     1997         1997
Net sales
 Control Chief (UK) Limited                        $250,976     $778,270
 Bradford Classics Woodworking, Inc.                   -            -
                                                   --------     --------
                                                   $250,976     $778,270
                                                   ========     ========
Control Chief (UK) Limited
 Earnings (loss) from operations
  before income taxes                                $8,499    ($11,685)
 Income taxes                                          -            -
                                                   --------     --------
   Earnings (loss)                                   $8,499    ($11,685)
                                                   --------     --------
Bradford Classics Woodworking, Inc.
 Earnings (loss) from operations
  before income tax (benefit)                        18,507     (40,655)
 Loss on sale of assets                                -        (14,519)
                                                   --------     --------
                                                     18,507     (55,174)
 Income tax (benefit)                                 7,400     (22,500)
                                                   --------     --------
   Earnings (loss)                                   11,107     (32,674)
                                                   --------     --------
Total earnings (loss), net of taxes                 $19,606    ($44,359)
                                                   ========     ========

Included under the caption Other Assets in the accompanying balance sheets at March 31, 1998 and June 30, 1997, are trade receivables of $45,025 and $71,304, respectively, representing amounts that are due from Aden Electronics Limited. The Company anticipates recovering payments of this trade receivable over an extended period of time beginning in 1997.

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

Results of Operations

Net sales from continuing operations for the quarter ended March 31, 1998 increased $407,115 or 21.5% as compared to the same quarter last year. For the nine-month period ended March 31, 1998, net sales from continuing operations increased $743,326 or 13.3% as compared to the nine-month period last year. This increase is reflective of the continued demand for the Company's products, increases in its spare parts sales and services, and is reflective of a growing economy.

Cost of products sold increased by $349,847 or 37% for the quarter ended March 31, 1998 as compared to the same quarter last year. For the nine-month period ended March 31, 1998, cost of products sold increased by $447,278 or 14.7% as compared to the nine-month period last year. This overall increase in the cost of products sold coincides with the overall increase in the net sales for the three and nine-month periods ended March 31, 1998.

Selling, general and administrative costs increased $43,640 or 7.6% for the quarter ended March 31, 1998 as compared with the same period last year. For the nine-month period ended December 31, 1998, selling, general and administrative costs increased $105,645 or 6.4% as compared to the nine-month period last year. This overall increase reflects continued investment in areas of marketing, sales staffing and travel. Management is expanding the sales and marketing of the Company's products to domestic and foreign markets.

Research and development costs increased $2,763 or 6% for the quarter ended March 31, 1998 as compared to the same period last year. For the nine-month period ended December 31, 1998, research and development costs increased $28,910 or 22.7% as compared to the nine-month period last year. This increase reflects the Company's continuing commitment to invest funds in research and development to stay abreast of technological changes, enhance its current products and develop new product lines. It is the Company's policy not to release public information relating to its research and development programs until new or enhanced products are ready for the market. The premature public notification of product development, in the opinion of management, stands to potentially reduce the anticipated return on its research and development investment by notifying competitors of a significant portion of the Company's marketing strategy.

Interest expense decreased $8,821 or 39.9% for the quarter ended March 31, 1998 as compared to the same period last year. For the nine-month period ended March 31, 1998, interest expense decreased $31,286 or 42.6% as compared to the nine-month period last year. This decrease is due to an overall reduction in the Company's short-term and long-term debt from refinancing, increased earnings and an improvement in the Company's working capital.

Earnings from continuing operations before income taxes were $328,957 for the quarterly period ended March 31, 1998, representing an increase of $19,462 or 6.3% over the same period last year. For the nine-month period ended March 31, 1998, earnings from continuing operations before income taxes were $1,047,681, representing an increase of $339,915 or 48% as compared to the nine-month period last year. Included in the increase is a gain in the amount of $127,088 from the sale, in July 1997, of the Company's facility located in Lewis Run, Pennsylvania. Excluding the gain, the increase was $212,827 or 30% over the same period last year.

The provision for income taxes for the quarterly period ended March 31, 1998 on pretax income from continuing operations was $135,700 or 41.3%. The provision for income taxes for the quarterly period ended March 31, 1997 on pretax income from continuing operations was $140,280 or 45.3%. For the nine-month period ended March 31, 1998, the provision for income taxes on pretax income from continuing operations was $437,700 or 41.8%. For the nine-month period ended March 31, 1997, the provision for income taxes on pretax income from continuing operations was $279,280 or 39.5%.

Overall earnings, after income taxes, from continuing operations were $193,257 for the quarterly period ended March 31, 1998 as compared to earnings, after income taxes, from continuing operations of $169,215 for the quarterly period ended March 31, 1997. For the nine-month period ended March 31, 1998, earnings from continuing operations were $609,981 as compared to earnings from continuing operations of $428,486 for the nine-month period ended March 31, 1997.

The Company's earnings per common share from continuing operations were $.19 for the three-month period ended March 31, 1998. This represents an increase of $.02 per common share from continuing operations for the quarter over the previous three month period ended March 31, 1997. For the nine-month period ended March 31, 1998, earnings per common share from continuing operations were $.60 per common share as compared to $.42 per common share for the same period last year. Total net earnings per common share increased by $.22 per share over the same nine-month period last year.

Net trade receivables at March 31, 1998 increased by $419,949 or 30.3% as compared to the balance at June 30, 1997. The increase is due to the increase in year to date net sales.

Inventories increased by $520,254 or 37.8% at March 31, 1998 as compared to June 30, 1997. This increase is reflective of the Company's backlog increase.

Prepaid items decreased by $86,480 as compared to the balance at June 30, 1997. This overall decrease in prepaid items results from a reduction in prepaid income taxes at June 30, 1997 that has been offset by an increase in the tax provision for the nine-month period ended March 31, 1998. The Company also maintains the practice of prepaying certain expenses such as insurance, professional fees and taxes at the beginning and during the fiscal year. This is typical of previous years.

There were no major additions of fixed assets during the nine-month period ended March 31, 1998.

Accounts payable and accrued items, exclusive of income taxes, increased by $222,387 at March 31, 1998 or 27% as compared to the balance at June 30, 1997. This increase is reflective with the increase in inventories.

On February 6, 1998, the Company declared a one-for-four stock split payable in the form of a stock dividend to shareholders of record as of that same date. All references to common shares have been retroactively restated to reflect the stock split. The Company's Board of Directors authorized the stock split in order to enable the Company to meet recent changes in NASDAQ, Small Cap Market, listing requirements.

Liquidity

The Company funds its need for liquidity and capital resources through cash from operations, short-term and long-term borrowing. Effective January 15, 1997, the Company refinanced the line of credit and term loan agreements it had with National City Bank. In connection therewith, the Company has granted National City a general security interest in its assets, excluding real property.

The Company has a commercial demand line of credit in the amount of $750,000, with a variable interest rate equal to the lender's prime rate. The line of credit is being used to finance accounts receivable and inventory of the Company. The line of credit is subject to an annual review by the Bank each November. At March 31, 1998, $415,000 was outstanding under the line of credit.

In addition to the line of credit, the Company has a commercial term loan, dated January 15, 1997, which had an original principal amount of $650,000. This loan bears interest at 8.47% and is being repaid in forty-eight (48) monthly principal and interest installments of $16,050. At March 31, 1998, a total of $456,779 was outstanding under this term loan.

In addition to the line of credit and term loan with National City Bank, the Company has a term loan with GMAC Financing. The balance outstanding at March 31, 1998 was $14,663.

The Company's working capital at March 31, 1998 was $2,214,328, which reflects an increase of $370,239, or 20%, over its working capital of $1,844,089 at June 30, 1997. The Company's current ratio was 2.36 at March 31, 1998 compared to 2.51 at June 30, 1997.

The Company believes its current working capital position is sufficient for its operations and does not anticipate any significant amounts are needed for capital expenditures in the near future. The Company will, however, continue to improve and upgrade its facility and obtain new equipment as needed.


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

                                        Control Chief Holdings, Inc.
                                        ----------------------------
                                                (Registrant)


Date: May 15, 1998                       By:\s\ Douglas S. Bell
                                             ------------------
                                             Douglas S. Bell
                                             Chairman of the Board,
                                             Chief Executive Officer
                                               and President