Form 10KSB
period 1998-06-30
CONTROL CHIEF HOLDINGS INC
filed 1998-09-28
CIK 814853

U. S. Securities and Exchange Commission
                      Washington, D.C.  20549

                             Form 10-KSB

       [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended June 30, 1998

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

Issuer's revenues for the fiscal year ended June 30, 1998 were $8,812,025.

At August 21, 1998, the aggregate market value of voting common stock held by non-affiliates of the registrant computed at the last trade price of such stock of $5.00 was $2,385,120. As of August 21, 1998, the issuer had outstanding 1,004,832 shares of Common Stock, $.50 par value.

                Documents incorporated by reference

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held November 13, 1998 are incorporated by reference into Part III of this Form 10-KSB.

CONTROL CHIEF HOLDINGS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB
For the Year Ended June 30, 1998


Part I

Item 1    Description of Business

Item 2    Description of Property

Item 3    Legal Proceedings

Item 4    Submission of Matters to a Vote of Security Holders

Part II

Item 5    Market for Common Equity and Related Stockholder Matters

Item 6    Management's Discussion and Analysis or Plan of Operation

Item 7    Financial Statements

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 9    Directors, Executive Officers, Promoters and Control
          Persons;Compliance with Section 16(a) of the Exchange Act

Item 10   Executive Compensation

Item 11   Security Ownership of Certain Beneficial Owners and
          Management

Item 12   Certain Relationships and Related Transactions

Item 13   Exhibits and Reports on Form 8-K

Signatures

PART I

ITEM 1.  DESCRIPTION OF BUSINESS


GENERAL DEVELOPMENT OF BUSINESS

Control Chief Holdings, Inc. ("the Company") was incorporated in the State of New York on June 12, 1968 and functions as a holding company. For the years ended June 30, 1998 and 1997, the Company was the sole shareholder of Control Chief Corporation. In addition, for the year ended June 30, 1997, the Company was the sole shareholder of Control Chief (UK) Limited, and Bradford Classics Woodworking, Inc. There were no significant changes in the corporate structure during the year ending June 30, 1998. Changes in the corporate structure occurring during the previous year ending June 30, 1997 were as follows: Due to declining profits and failure to increase its customer base and market share, a decision was made by the Board of Directors on May 16, 1996 to cease the operations of Bradford Classics Woodworking, Inc. and conduct an orderly liquidation of the subsidiary. On September 14, 1996, an auction was held at the subsidiary's location and the remaining assets and inventory was sold. Proceeds from the auction were used to pay the remaining secured and unsecured creditors of Bradford Classics. In addition, on May 23, 1997, the Board of Directors of the Company approved the transfer of its foreign subsidiary, Control Chief (UK) Limited, to one of its former employees who is now operating the Company under the name Aden Electronics Limited. The transfer was done in lieu of a closure and liquidation of the subsidiary due to its lack of profitability. The disposal of Control Chief (UK) Limited was effective as of June 30, 1997. In May 1997, the Company moved the operations of its facility located in Lewis Run, Pennsylvania to its nearby facility located in Bradford, Pennsylvania. In July 1997, the Lewis Run facility was sold. The Financial Statements in Part II, Item 7, presents the results of continuing operations of the Company's remaining operating subsidiary, Control Chief Corporation. The results of operations for Bradford Classics Woodworking, Inc. and Control Chief
(UK) Limited are included in the financial statements as discontinued operations for the year ended June 30, 1997.


PRINCIPAL PRODUCTS AND SERVICES AND METHODS OF DISTRIBUTION

Control Chief Corporation, ("Control Chief"), is a Pennsylvania corporation. Control Chief designs, engineers and produces remote control devices for material handling equipment and other industrial applications. These controls use either radio or infrared waves as communications media to transmit control data from portable units to receivers mounted on various types of apparatus. Control Chief was among the first in its industry to apply infrared technologies to industrial remote control applications. All models of products are microprocessor-based systems. Remote controls provide the customer a cost-effective means to achieve greater operational safety and flexibility. These devices are utilized worldwide in concert with various material handling equipment, industrial machines, process equipment and mobile apparatus. Control Chief markets its products through a network of independent manufacturers' representatives located in key geographical centers throughout the United States, Canada, Central and South America. Additionally, products are sold through direct efforts, distributors, private labeling agreements and licensees.

PRODUCT DEVELOPMENT

The Company continues to enhance current product designs and develop new designs within its established product lines. In order to remain competitive in the market, the Company does not announce to the general public continuing research and development programs. Research and development programs are established to keep its products current with state of the art devices. New product designs and product line expansion are anticipated for the future and are being developed. These programs have not been released to the public and if prematurely released would potentially reduce the anticipated return on its research investment. Research and development expenditures for the Company's remote control applications totaled $204,172 and $182,931 for the fiscal years ended June 30, 1998 and 1997, respectively.


COMPETITION

The Company experiences competition for its remote controls from several suppliers of similar products. Throughout the world there are numerous remote control manufacturers. Several of the largest manufacturers in the world are located in Germany and France. The
Company believes that it is among the three largest suppliers of remote control devices in the domestic market.

Control Chief Corporation competes principally on the basis of technology and quality. The Company believes that by its use of radio and infrared technologies it better serves the needs and requirements of the industrial market. Management believes that none of its competitors provide a more diverse product line.

Currently, worldwide competition is extremely price conscious with many companies entering and exiting the market. While significant market shares have not fluctuated with the traditional suppliers to the market, new entrants have depressed prices. Management believes its products are competitively priced taking into consideration the Company's reputation as a long time, a high quality manufacturer of reliable, durable state of the art devices.


RAW MATERIAL

The principal raw materials used in the manufacture of remote control devices are electronic components produced by various manufacturers. No particular manufacturer accounts for a substantial portion of the required electronic components. All components used are readily available in the current market and it is not anticipated that there will be any significant shortages in the foreseeable future.


MAJOR CUSTOMERS

Control Chief Corporation is not dependent for remote control sales on a single customer or group of customers, the loss of which would have a material adverse effect upon the operations of the Company.


PATENTS, TRADEMARKS AND LICENSES

Control Chief Corporation does not hold patents on its current line of products. The trademarks, "Control Chief," "Crane Chief," "Remote" and "TeleChief" are registered for their lines of remote control products. Control Chief Corporation enters into exclusive marketing and sales agreements for designated territories in the normal course of business. These agreements typically arrange for exclusive sales and marketing rights to specific geographical areas as well as private labeling, marketing assistance, manufacturing rights and software licensing.


GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

Control Chief Corporation manufactures some products which transmit data via radio waves. As a result, these products must be approved by the Federal Communications Commission (FCC). Currently, these products offered for sale have been approved by the FCC.


RESEARCH AND DEVELOPMENT

Company-sponsored research and development expenditures for Control Chief Corporation for the fiscal years ending June 30, 1998 and 1997 were $204,172 and $182,931, respectively.

The Company utilizes a consultant to evaluate, maintain, manage and report on issues of compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment. The cost of this service on an ongoing basis is not material.


EMPLOYEES

As of August 21, 1998, 72 individuals were employed by the Company full time. The Company considers its relations with its employees to be satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY

Location              Function            Square Feet    Ownership

200 Williams Street   Manufacturing, Sales,    20,000        Leased
Bradford, PA          Engineering and
                      Corporate Offices

455 William Pitt Way  Engineering and          1,734         Leased
Pittsburgh, PA        Sales Offices

(1) None of the above properties are encumbered in connection with the collateralization of the Company's indebtedness.

(2) The Company's office and manufacturing space are adequate for its existing requirements and its projected business needs.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any litigation of a material nature.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 1998.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The NASDAQ, Small-Cap Market, listing under the Symbol DIGM. The symbol DIGM relates to the Company's former name "Digimetrics, Inc.", which was changed in November 1992 to its present name, "Control Chief Holdings, Inc."

On February 6, 1998, the Company declared a one-for-four stock split payable in the form of a stock dividend to shareholders of record as of that same date. The stock split was done in order to enable the Company to meet recent changes in The NASDAQ, Small Cap Market, listing requirements.

The stock dividend was based upon shares owned and issued under the Company's present name "Control Chief Holdings, Inc." Stock certificates held by shareholders under the Company's former name "Digimetrics, Inc." are required to be exchanged for Control Chief Holdings certificates in order to receive the stock dividend.

Shareholders who have not previously exchanged all of their stock in "Digimetrics" should notify Investor Relations at the Company's transfer agent, Registrar and Transfer Company, at 1-800-368-5948. The "Digimetrics" stock needs to be exchanged prior to issuance of the stock dividend. If the "Digimetrics" stock has been lost or misplaced, the transfer agent will assist in having the stock reissued.

The following is the range of trade information for the quarterly periods ending September 30, 1996 through June 30, 1998. The trade prices,which have been adjusted for the effect of one-for-four stock split that occurred in February 1998, are based on actual historical sales information as supplied by NASDAQ and represent "real-time" sales and price information for securities traded in The NASDAQ Small-Cap Market.
                                High           Low
                                Trade          Trade
       For the Quarter Ended    Price          Price

            06/30/98            5.13           4.25
            03/31/98            5.00           4.00
            12/31/97            4.50           3.40
            09/30/97            4.20           2.40
            06/30/97            3.20           2.20
            03/31/97            3.50           2.40
            12/31/96            2.25           2.25
            09/30/96            2.50           2.25

As of August 21, 1998, the Company's records indicated that there were approximately 1,000 registered holders of the 1,004,832 shares of common stock that were outstanding as of that date.

In addition to the above, the following is a summary of the Company's history of per share cash dividends paid, which has also been adjusted for the effect of one-for-four stock split:

                        Cash Dividends Paid

                 September 25, 1992   $.032 per share
                 September 24, 1993   $.056 per share
                 September 26, 1994   $.056 per share
                 September 25, 1995   $.056 per share
                 September 26, 1997   $.040 per share
                 February 19, 1998    $.040 per share
                 September 25, 1998   $.050 per share

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

As we bring to a close what is the best year in the history of Control Chief, it would be very easy to get complacent with our success. Please feel comfortable in knowing that the management and board of the Company have no plans of resting on our past successes.

With the economy beginning to show signs of slowing, the Asian flu still running its course, and uncertainties with economies throughout the world, we believe that now, more than ever, we must continue with the plans we have to develop our Company into a forward looking, progressive business capable of growing into the future.

We have and will continue to make decisions that will prepare our Company for the future. We will continue our commitment to change and progress.


Selected Financial Information

The following table summarizes certain selected financial information with respect to the Company, and is qualified in its entirety by reference to the Consolidated Financial Statements of the Company and the Notes thereto. Additionally, this table has been restated as the result of discontinued operations and the one-for-four stock split. Refer to the Notes to Consolidated Financial Statements for further information.

                        Financial Highlights


Financial (in thousands, except current ratio and per share data)

Years ended June 30,              1998      1997     1996     1995     1994

Net sales                       $8,688    $7,207   $6,832   $6,077   $5,855
Earnings (loss) from
continuing operations              614       386      206       15      156
Working capital                  2,217     1,915    1,349    1,162    1,505
Total assets                     4,246     3,814    4,036    4,413    3,823
Long-term debt                     260       457      385      572      679
Capital expenditures               230       342       68       87      123
Current ratio                     2.64      2.57     1.75     1.69     2.39

Per Common Share
Years ended June 30,              1998      1997     1996     1995     1994

Earnings (loss) from:
Continuing operations            $.61      $.38     $.20     $.02     $.15
Discontinued operations             -      (.09)    (.42)     .12    (.08)
                                ------    ------   ------   ------  ------
Net earnings (loss)              $.61      $.29    ($.22)    $.14     $.07
                                ======    ======   ======   ======  ======

RESULTS OF OPERATIONS

The following table sets forth certain financial data, as a percentage of net sales, for the years ended June 30, 1998, 1997 and 1996:

                                                   1998      1997      1996
                                                  ------    ------    ------
  Revenues
   Net sales                                      100.0%    100.0%    100.0%
   Gain on sale of land and building                1.3%       -         -
   Other income                                     0.1%      0.4%      0.2%
                                                  ------    ------    ------

       Total revenues                             101.4%    100.4%    100.2%
                                                  ------    ------    ------

  Costs and expenses
   Cost of products sold                           58.2%     55.5%     57.7%
   Selling general and administrative              28.7%     31.8%     33.5%
   Research and development                         2.3%      2.5%      2.3%
   Interest expense                                 0.7%      1.2%      1.6%
                                                  ------    ------    ------

       Total costs and expenses                    89.9%     91.1%     95.1%
                                                  ------    ------    ------

  Earnings from continuing operations
   before income taxes                             11.5%      9.3%      5.0%

  Provision for income taxes                        4.4%      3.9%      2.0%
                                                  ------    ------    ------

  Earnings from continuing operations               7.1%      5.4%      3.0%

  Loss from discontinued operations,
   net of taxes                                      -      (1.2)%    (6.3)%
                                                  ------    ------    ------

       Net earnings (loss)                          7.1%      4.2%    (3.3)%
                                                  ======    ======    ======




Year ended June 30, 1998 compared to year ended June 30, 1997

Net sales from continuing operations for the fiscal year ended June 30, 1998, increased by $1,480,801 or 20.6% as compared to the fiscal year ended June 30, 1997. This increase was primarily attributable to increases in sales with new customers and sales of parts and service. The Company does not experience a significant fluctuation of business attributable to seasonal buying habits of its customers.

Cost of products sold increased by $1,049,568 or 26.2% as compared to the same period last year. This increase in cost of products compares with the corresponding increase in net sales for the year.

Selling, general and administrative costs increased by $201,977 or 8.8%. The increase in selling, general and administrative costs, when compared to the overall increase in net sales, reflects relatively stable costs in these areas.

Research and development costs increased by $21,241 or 11.6%. The majority of this increase relates to the addition of staff exclusively devoted to research and development. The Company expects to invest funds annually of $175,000 or greater in the foreseeable future to stay abreast of changes in technology and improve and expand its product lines.

Interest expense decreased by $27,152 or 30.9%. This decrease in interest expense results from the Company's reduced bank indebtedness and an improvement in the Company's cash flow. The Company's weighted average short-term interest rates, based upon weighted average borrowing, were approximately 8.8% in 1998 and 7.7% in 1997.

Net earnings from continuing operations increased by $227,980 or 59.1%. The provision for income taxes at June 30, 1998 on pretax earnings from continuing operations of $999,058 was $385,271 or 38.6% of pretax income. This compares to a provision for income taxes at June 30, 1997 of $282,444 on pretax earnings from continuing operations of $668,251 or 42.3%. The decrease in the provision for income taxes of 3.7% for the current fiscal year as compared to the previous fiscal year is primarily due to an increase in the general business tax credit for the year, and the utilization of a carry forward net operating loss deduction for state income taxes. Overall earnings increased from a net profit of $298,609 for the fiscal year ended June 30, 1997 to a net profit of $613,787 for the fiscal year ended June 30, 1998. This significant increase was attributable to the overall increase in net sales and gross profit for the fiscal year ended June 30, 1998.


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

Cost of products sold increased by $59,869 or 1.5% as compared to the same period last year. This minor increase in cost of products as compared to the corresponding increase in net sales for the comparable period is a result of lower material and overhead costs related to the product sales mix.

Selling, general and administrative costs increased by $4,884 or .2%. This insignificant increase in selling, general and administrative costs as compared to the overall increase in net sales reflects a relatively stable work force and related costs in these areas.

Research and development costs increased by $28,291 or 18.3%. The majority of this increase relates to the addition of staff exclusively devoted to research and development. The Company expects to stay abreast of changes in technology and improve and expand its product lines in the electronic components and devices segment.

Interest expense decreased by $24,584 or 21.9%. This decrease in interest expense reflects the Company's reduced bank indebtedness and the improvement in the Company's cash flow. The Company's weighted average short-term interest rates based upon weighted average borrowing, were approximately 7.7% in 1997 and 8.7% in 1996.

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

Effective January 15, 1997, the Company refinanced its line of credit and term loan agreements with National City Bank of Pennsylvania. The Company obtained a new commercial demand line of credit in the amount of $750,000, with a variable interest rate equal to the lender's prime rate. An initial borrowing on the new line of credit was used to pay off the balance of the old line of credit existing at December 31, 1996. The line of credit is being used to finance accounts receivable and inventory of the Company. The line of credit is subject to an annual review by the bank each November. At June 30, 1998, a total of $150,000 was outstanding under Control Chief's line of credit at the rate of interest of 8.50%.

In addition to the line of credit loan, the Company obtained a new commercial term loan, dated January 15, 1997, in the amount of $650,000. The proceeds of this loan were used to pay off the existing term loan at December 31, 1996, and to finance the purchase of new equipment. The new term loan bears interest at 8.47% and is being repaid in forty-eight (48) monthly principal and interest installments of $16,050. At June 30, 1998, a total of $418,242 was outstanding under this term loan.

The Company's working capital continued to increase in fiscal 1998. At June 30, 1998, the Company's net working capital was $2,214,141 as compared to net working capital of $1,915,393 at June 30, 1997 and net working capital of $1,348,737 at June 30, 1996. The Company's current ratio improved in fiscal year 1998. At June 30, 1998, the Company's current ratio was 2.61 as compared to 2.57 at June 30, 1997, and 1.75 at June 30, 1996.

The Company's cash expenditures for property, plant and equipment amounted to $229,603 in fiscal year 1998 and $342,245 in fiscal year 1997. For fiscal 1998, these capital expenditures primarily related to costs associated with facility expansion and improvements ($52,000), purchase of computer equipment ($64,000) and additional transportation equipment ($66,000).

The Company currently does not have a material commitment for any further capital expenditures and believes its current working capital is sufficient for its operations.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 31, 1997 and requires reporting of comprehensive income in a full set of general purpose financial statements. Comprehensive income is defined in the Statement as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Components of comprehensive income for the Company are not expected to have a material effect on the Company's financial position or results of operations as currently being reported.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 31, 1997 and requires disclosures of segments under a "management approach" whereby segments are reported publicly as they are internally. The Company expects little effect of this new standard on interim and year-end financial statements.


YEAR 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, prepare invoices, or engage in similar normal business activities.

The Company's management has empowered its computer and communication systems group to review, assess, and address the potential problems within the Company's operations which could result from the Year 2000 century change. The Company's computer and communications systems group ("the group") has started to coordinate the identification of, and will coordinate the implementation of, changes to computer hardware and software applications to insure Year 2000 compliance, and the integrity and reliability of the Company's informational, operational and manufacturing systems. The group has also started to coordinate the identification of potential Year 2000 problems related to the Company's non-informational technology systems and material third parties.

Concurrently, the Company has been implementing a new company-wide information system that will address the great majority of the Company's Year 2000 internal operational issues. The new computer system will replace the Company's mainframe computer that is scheduled to be retired in the first quarter of 1999. The new system will also replace the majority of the Company's information technology ("IT") in its internal operations, including applications used in manufacturing, payroll processing, client order processing, inventory management, financial business and various administrative functions. The costs of these upgrades and conversions are not included in the Company's current or future estimated Year 2000 costs as these upgrades and conversions were planned prior to its Year 2000 compliance plans. Implementation has not been accelerated because of the Year 2000 problem.

It is estimated that the group is approximately 90% complete as to its assessment of its IT systems and that costs to complete its final assessment, remediation and testing of these IT systems are immaterial with respect to the Company's overall operating costs. The Company estimates that the cost of this phase of its plan to date has not exceeded $10,000.

The non-informational technology systems are approximately 40% complete through the assessment phase with final assessment plans and any appropriate remediation and testing to be completed by June 30, 1999. The group has reviewed and tested the embedded chips and microprocessors in the products it manufactures and has determined that these do not create a Year 2000 problem. The group has not concluded its final assessment of embedded chips in its manufacturing equipment and of other non-informational technology systems but does not anticipate any major date sensitive problems. It is estimated that the cost to date of this phase of its compliance plan has not exceeded $2,000. Further, the Company does not expect to incur material costs to complete this phase of its plan.

The group is approximately 10% complete as to the assessment of compliance of material third parties. The group has received written assurance from its financial institution that its systems will be Year 2000 compliant. The group has identified its other material third parties such as customers, major suppliers, manufacturers' representatives, utility and communication companies, that if not Year 2000 compliant might have a material adverse effect on the Company's manufacturing business, results of operations and financial position. The group is completing a questionnaire to survey those critical material third parties as to their Year 2000 readiness. This survey is scheduled for completion by the end of the first quarter of calendar year 1999. In addition, alternative suppliers will be identified for those vendors not expected to be Year 2000 compliant. Costs to date have been immaterial with respect to the Company's overall operating expenditures. Additional costs to complete this phase are not expected to exceed approximately $5,000.

Should the Company have a systems failure due to the century change, or a material third party with whom the Company deals with or relies upon to deliver materials for manufacturing be unable to assure Year 2000 compliance or timely supply materials, the Company believes that the most significant impact would likely be a delay of thirty to ninety days beyond scheduled delivery dates of its custom products. The Company anticipates that it would be able to support its spare parts and repair business for approximately thirty days without major interruptions based upon historical demand and inventory quantities.

The group has not yet drafted a formal contingency plan with respect to the Year 2000 problem. The group intends to complete a formal contingency plan to present to the Company's directors and management during the second calendar quarter of 1999.


Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act relating to its Year 2000 compliance. Such statements reflect the current views of the Company and are subject to certain risks and uncertainties, that include, but are not limited to, assumptions with regard to Year 2000 compliance by suppliers, manufacturers representatives, customers, lenders, service providers and other third parties, anticipated Year 2000 compliance costs and the extent and duration of any business interruption caused by Year
2000 issues. Accordingly, actual results may differ materially from the results described in the "forward-looking statements".
While the Company believes it is taking all appropriate steps to assure Year 2000 compliance, it is dependent on key business partner compliance to some extent. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that Year 2000 compliance can be achieved without costs that might affect future results or cause reporting information not to be necessarily indicative of future operating results or future financial condition.

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

     Notes to Consolidated Financial Statements

DIEFENBACH DELIO KEARNEY & DEDIONISIO
CERTIFIED PUBLIC ACCOUNTANTS





         Report of Independent Certified Public Accountants




Board of Directors and Stockholders
Control Chief Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Control Chief Holdings, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Control Chief Holdings, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.




               DIEFENBACH DELIO KEARNEY & DEDIONISIO
                    CERTIFIED PUBLIC ACCOUNTANTS




Erie, Pennsylvania
August 7, 1998





CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS as of June 30,



                                                       1998        1997
                                                    ----------  ----------
ASSETS
Current assets
 Cash and cash equivalents                             $22,067    $132,007
 Accounts receivables, less allowances
  of $50,000 and $59,750                             1,624,073   1,465,773
 Inventories                                         1,639,008   1,374,701
 Other current assets                                  284,405     165,617
                                                    ----------  ----------
Total current assets                                 3,569,553   3,138,098
                                                    ----------  ----------

Equipment and leasehold improvements, net              668,818     514,216
                                                    ----------  ----------

Other assets                                             8,073      11,525
                                                    ----------  ----------

Total assets                                        $4,246,444  $3,813,913
                                                    ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Short-term debt                                      $150,000    $245,000
 Current maturities of long-term debt                  170,755     155,464
 Accounts payable                                      547,266     452,085
 Accrued items                                         484,082     370,156
                                                    ----------  ----------
Total current liabilities                            1,352,103   1,222,705
                                                    ----------  ----------

Long-term debt, less current maturities                260,317     456,582
                                                    ----------  ----------

Deferred income taxes                                   29,664      23,910
                                                    ----------  ----------
Stockholders' equity
 Common stock, $.50 par value, authorized
  5,000,000 shares, issued 1,014,095 shares
  in 1998 and 1,014,441 in 1997, of which
  9,263 shares were held in the treasury
  in 1998                                              507,048     507,221
 Capital in excess of par value                      1,120,586   1,122,256
 Retained earnings                                   1,013,877     481,239
                                                    ----------  ----------
                                                     2,641,511   2,110,716

Less treasury shares at cost                            37,151        -
                                                    ----------  ----------
Total stockholders' equity                           2,604,360   2,110,716
                                                    ----------  ----------

Total liabilities and stockholders' equity          $4,246,444  $3,813,913
                                                    ==========  ==========


The accompanying notes are and integral part of these statements.




CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
Year ended June 30,




                                                       1998        1997
                                                    ----------  ----------

Revenues
 Net sales                                          $8,687,797  $7,206,996
 Gain on sale of land and building                     111,428        -
 Other income                                           12,800      28,588
                                                    ----------  ----------

 Total revenues                                      8,812,025   7,235,584
                                                    ----------  ----------
Costs and expenses
 Cost of products sold                               5,052,960   4,003,392
 Selling general and administrative                  2,495,101   2,293,124
 Research and development                              204,172     182,931
 Interest expense                                       60,734      87,886
                                                    ----------  ----------

 Total costs and expenses                            7,812,967   6,567,333
                                                    ----------  ----------
Earnings from continuing operations
 before income taxes                                   999,058     668,251

Provision for income taxes                             385,271     282,444
                                                    ----------  ----------

Earnings from continuing operations                    613,787     385,807

Loss from discontinued operations,
 net of taxes                                             -       (87,198)
                                                    ----------  ----------

Net earnings                                           613,787     298,609

Retained earnings, beginning of year                   481,239     182,630

Cash dividends paid                                   (81,149)        -
                                                    ----------  ----------

Retained earnings, end of year                      $1,013,877    $481,239
                                                    ==========  ==========


Basic earnings (loss) per common share:
 Earnings from continuing operations                     $.61        $.38
 Loss from discontinued operations                         -         (.09)
                                                         -----       -----

 Net earnings per common share                           $.61        $.29
                                                         =====       =====



The accompanying notes are an integral part of these statements.




CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended June 30,


                                                        1998        1997
                                                     ---------   ---------


Cash flows from operating activities

Earnings from continuing operations                   $613,787    $385,807
Adjustments to reconcile earnings from
continuing operations to net cash
provided by operating activities:
 Depreciation and amortization                          99,353     188,995
 Deferred income taxes                                   8,157       1,784
 (Gain) loss on sale of fixed assets                 (111,428)         881
 Change in assets and liabilities:
  Increase in receivables                            (158,300)    (56,438)
  (Increase) decrease in inventories                 (264,307)      58,170
  (Increase) decrease in prepaid items
   and other assets                                  (117,739)       3,561
  Increase (decrease) in accounts payable
   and accruals                                        209,107   (109,442)
                                                     ---------   ---------
Net cash provided by operating activities
 of continuing operations                              278,630     473,318

Net cash provided by discontinued operations              -        310,092
                                                     ---------   ---------

Net cash provided by operating activities              278,630     783,410
                                                     ---------   ---------

Cash flows from investing activities

Proceeds from sale of fixed assets                     141,003         100
Purchase of equipment and leaseholds                 (229,603)   (342,245)
Receipts of principal on note receivable                59,615       1,912
                                                     ---------   ---------

Net cash used in investing activities                 (28,985)   (340,233)
                                                     ---------   ---------

Cash flows from financing activities

Net repayments of short-term debt                     (95,000)   (409,895)
Proceeds from long-term borrowing                         -        671,995
Repayments of long-term debt                         (180,974)   (649,290)
Purchase of treasury stock                               (619)        -
Purchase and retirement of
 fractional common shares                              (1,843)        -
Cash dividends paid                                   (81,149)        -
                                                     ---------   ---------

Net cash used in financing activities                (359,585)   (387,190)
                                                     ---------   ---------

Effect of exchange rate changes on cash                   -       (47,265)
                                                     ---------   ---------
Net increase (decrease) in cash                      (109,940)       8,722

Cash and cash equivalents, beginning of year           132,007     123,285
                                                     ---------   ---------

Cash and cash equivalents, end of year                 $22,067    $132,007
                                                     =========   =========

Cash paid during the year for:
  Interest                                             $61,033     $90,348
  Income taxes                                         439,823        -


The accompanying notes are an integral part of these statements.


CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998 and 1997


1. Summary of Significant Accounting Policies

Company Operations

The Company currently operates exclusively in a single industry in the United States as a manufacturer of remote control devices for material handling equipment and other industrial applications. Previously, the Company had a similar operation that was located in the United Kingdom. However, effective June 30, 1997, this operation was discontinued (See
Note 15). In addition, the Company's operations also included a wood products business. However, effective May 16, 1996, this operation was discontinued (See Note 15). During the years ended June 30, 1998 and 1997, the Company's continuing operations in the United States had export sales totaling $370,643 and $384,342, respectively.

Basis of Presentation

The financial statements include the accounts of Control Chief Holdings, Inc. and its subsidiaries (the"Company"). All significant intercompany accounts are eliminated upon consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short term maturities of these assets and liabilities. The interest rates on substantially all of the Company's short-term and long-term borrowing reflects current market rates. Accordingly, the carrying amounts of the Company's short-term and long-term borrowing also approximate fair value. The fair values of financial instruments classified as other assets also approximate their carrying values.

Revenues Recognition and Concentration of Credit Risk

Product sales are recorded at the time of shipment. Service revenues are recorded when the related services are performed. Long-term contracts are not entered into by the Company. The Company markets its products through a network of independent manufacturers' representatives. The Company grants credit to its customers, most of whom are in the manufacturing industry, principally located throughout the United States, in addition to having customers who are located in Canada, United Kingdom, Central and South America. Periodic credit evaluations of customers are performed, and generally the Company does not require advance payments or collateral. Credit losses to customers have not been material.

Cash Equivalents and Supplemental Cash Flow Information

The Company considers all highly liquid money market instruments with original maturities of three months or less to be cash equivalents.

During the year ended June 30, 1998, the Company acquired 9,133 shares of its common stock valued at $36,532 for the treasury as payment of a note receivable.

Warranties

The Company's products are generally under warranty against defects in material and workmanship, the duration of which varies. Actual experience has indicated those costs under warranty expense have not been significant and are therefore charged against earnings in the year incurred.

Inventories

Inventories are valued at the lower of cost, average cost (first-in, first-out), which includes material, labor, and manufacturing overhead, or market.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Expenditures for maintenance and repairs are charged against earnings in the year incurred; major replacements, renewals and betterments are capitalized and depreciated over their estimated useful lives. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts and any gain or loss is reflected in earnings.

Income Taxes

The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory rates in effect for the year in which the differences are expected to reverse. General business credits are accounted for by the flow through method.

Research and Development

Research and development costs are expensed as incurred. Research and development expense amounted to $204,172 in 1998, and $182,931 in 1997.

Stock-Based Compensation

Stock options granted by the Company are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with APB 25, no stock-based compensation expense has been recognized in the accompanying financial statements, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of an option grant.

Earnings Per Common Share

Earnings per common share are computed based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares was 1,013,861 in 1998 and 1,014,441 in 1997. In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per common share as calculated in accordance with this Statement does not differ from primary earnings per share reported in prior periods. Diluted earnings per share is very similar to the previously defined fully diluted earnings per share. Although the Company has issued potentially dilutive common stock equivalents in the form of stock options, the dilutive effect of these securities in the aggregate is less than 3 percent of earnings per common share.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 31, 1997 and requires reporting of comprehensive income in a full set of general purpose financial statements. Comprehensive income is defined in the Statement as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Components of comprehensive income for the Company are not expected to have a material effect on the Company's financial position or results of operations as currently being reported.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 31, 1997 and requires disclosures of segments under a "management approach" whereby segments are reported publicly as they are internally. The Company expects little effect of this new standard on interim and year-end financial statements.

2. Stock Split and Cash Dividends

On February 6, 1998, the Company declared a one-for-four stock split payable in the form of a stock dividend to shareholders of record as of that same date. All references to common shares have been retroactively restated to reflect the stock split. The Company's Board of Directors authorized the stock split in order to enable the Company to meet the recent changes in the NASDAQ, Small Cap Market, listing requirements. In addition, the Board of Directors of the Company approved a cash dividend totaling $40,578 payable on September 26, 1997 to holders' of record at the close of business on September 8, 1997, and approved a cash dividend totaling $40,571 payable on February 19, 1998 to holders of record at the close of business on February 6, 1998.

3. Inventories

Inventories at June 30, by major classification are as follows:

                                                       1998        1997
                                                    ----------  ----------

Work in process                                       $281,767    $251,950
Raw materials and subassemblies                      1,357,241   1,122,751
                                                    ----------  ----------

                                                    $1,639,008  $1,374,701
                                                    ==========  ==========


4. Other Current Assets

Other current assets at June 30, consist of the following:

                                                        1998        1997
                                                      --------    --------

Prepaid income taxes                                  $210,679     $89,368
Other prepaid items                                     20,392      20,512
Deferred income taxes                                   53,334      55,737
                                                      --------    --------

                                                      $284,405    $165,617
                                                      ========    ========


5. Equipment and Leasehold Improvements

Equipment and leaseholds at June 30, consist of the following:

                                                        1998        1997
                                                     ---------   ---------

Machinery and equipment                             $1,669,962  $1,568,280
Leasehold improvements                                 195,487     121,422
                                                     ---------   ---------

                                                     1,865,449   1,689,702

Less accumulated depreciation                        1,196,631   1,175,486
                                                     ---------   ---------

                                                      $668,818    $514,216
                                                     =========   =========


6. Other Assets

Other assets at June 30, consist of the following:

                                                        1998        1997
                                                      --------    --------
Cash surrender value of officers'
 life insurance, less policy loans
 of $77,724 and $71,113                                 $8,073     $11,525
Property held for sale,
 less accumulated depreciation                            -         53,927
Note receivable                                           -         96,147
                                                      --------    --------

                                                        $8,073    $161,599
                                                      ========    ========


7. Short-Term Debt

At June 30, 1998 and 1997, short-term debt consisted of borrowing under a line of credit with a bank, secured by substantially all of the assets of the Company, excluding real estate, with a floating interest rate at prime (8.50% at June 30, 1998 and 1997). During the years ended June 30, 1998 and 1997, the line of credit reached month-end maximums of $415,000 and $684,895 respectively. Weighted average borrowing amounted to $145,770 in 1998 and $375,660 in 1997, with average interest rates of 8.81% in 1998 and 7.65% in 1997 calculated by dividing the interest expense during the year for such borrowing by the weighted average short-term borrowing. At June 30, 1998 and 1997, the Company had additional borrowing available under the line of credit of $600,000 and $505,000, respectively. The line of credit agreement is subject to an annual review in November 1998.


8. Accrued Items

Accrued items at June 30, consist of the following:

                                                        1998        1997
                                                      --------    --------

Accrued income taxes                                   $58,602    $   -
Accrued salaries, wages, commissions
 and related payroll taxes                             419,359     363,748
Other accrued items                                      6,121       6,408
                                                      --------    --------

                                                      $484,082    $370,156
                                                      ========    ========


9. Long-Term Debt

Long-term debt at June 30, consists of the following:

                                                        1998        1997
                                                      --------    --------

8.47% term loan, amortized over four years,
 due January 2001, payable in monthly
 installments of $16,050, including interest          $418,242    $591,884

9.50% term loan, amortized over three years,
 due April 2000, payable in monthly
 installments of $611, including interest               12,830      20,162
                                                      --------    --------

Total                                                  431,072     612,046

 Less current maturities                               170,755     155,464
                                                      --------    --------

 Long-term debt                                       $260,317    $456,582
                                                      ========    ========


The above indebtedness is secured by substantially all of the assets of the Company. The aggregate maturities of all long-term debt during each of the three years ending June 30, 2001, are $170,755, $183,314 and $77,003, respectively.


10. Operating Leases

The Company has entered into several operating lease agreements, primarily relating to real estate and equipment. These leases are noncancelable and expire at various dates through July 2003. Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental payments for the succeeding five years under these operating leases are as follows:

                                 Year ended June 30,

                                   1999   109,576
                                   2000    98,153
                                   2001    87,065
                                   2002    86,476
                                   2003     3,333

Total rent expense under operating leases amounted to $124,529 in 1998 and $110,512 in 1997.


11. Employee Savings Plan

The Company has a savings plan, available to substantially all employees, which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company has a discretionary match that is limited to 6% of compensation and may, at its discretion, make additional contributions to the plan. In connection with the discretionary match, the Company's contribution to the plan was $16,227 in 1998 and $16,058 in 1997. There were no additional discretionary contributions to the plan for 1998 and 1997.


12. Income Taxes

For the years ended June 30, 1998 and 1997, pretax earnings from continuing operations were $999,058 and $668,251, respectively. The provision for taxes on earnings from continuing operations consists of the following:

                                                1998         1997
                                              --------     --------
   Currently payable
     Federal                                  $295,785     $209,213
     State                                      81,329       71,447
   Deferred                                      8,157        1,784
                                              --------     --------

                                              $385,271     $282,444
                                              ========     ========

The difference between the provision for income taxes and the amounts computed by applying the U.S. federal income tax rate in effect for the years ended June 30, 1998 and 1997 consists of the following:

                                                1998         1997
                                              --------     --------

   Statutory federal income tax               $339,680     $227,205
   State income taxes, net of
     federal tax benefit                        53,677       47,155
   General business tax credit                (16,628)      (9,719)
   Other items                                   8,542       17,803
                                              --------     --------

                                              $385,271     $282,444
                                              ========     ========

At June 30, the net deferred tax asset (liability) component consists of the following:
                                                1998         1997
                                              --------     --------

Allowance for doubtful accounts                $20,297      $24,255
Compensated absences (vacation pay)             33,037       31,482
Depreciation                                  (29,664)     (23,910)
                                              --------     --------
                                               $23,670      $31,827
                                              ========     ========


Balance Sheet Classification
  Current asset                                $53,334      $59,453
  Noncurrent liability                        (29,664)     (23,910)
                                              --------     --------

                                               $23,670      $31,827
                                              ========     ========


13. Common Stock Options

The Company has a stock option plan which provides for granting to officers, directors, key employees and advisors options to purchase shares of the Company's Common Stock. Under the plan, the option price is not less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years or ten years from the date of the grant. At June 30, 1998, options to purchase 40,250 shares of Common Stock were available for grant under the Company's stock option plan. A summary of the Company's stock option activity for the years ended June 30, 1998 and 1997 is as follows:

                                 Number of
                                   shares    ---------Option Price---------
                                    under               Weighted
                                   option    Per share   Average  Aggregate
                                   -------   ---------  --------  ---------
Outstanding-June 30, 1996           11,125  $1.73-2.55     $2.03    $22,539
 Granted during the year             1,875      2.34        2.34      4,365
 Exercised during the year            -           -         -          -
 Forfeitures and expirations         (375)      2.34        2.34      (879)
                                    ------   ---------     -----   --------
Outstanding-June 30, 1997           12,625   1.73-2.55      2.06     26,025
 Granted during the year             4,875      3.80        3.80     18,525
 Exercised during the year            -           -         -          -
 Forfeitures & expirations         (7,750)   1.73-2.55      1.86   (14,388)
                                    ------  ----------     -----   --------
Outstanding-June 30, 1998            9,750  $2.34-3.80     $3.09    $30,162
                                    ======  ==========     =====   ========

Exercisable-June 30, 1998            9,750  $2.34-3.80     $3.09    $30,162
                                    ======  ==========     =====    =======

Exercisable-June 30, 1997           12,625  $2.16-3.19     $2.53    $26,025
                                    ======  ==========     =====    =======

During the years ended June 30, 1998 and 1997, the weighted average fair value of options granted amounted to $1.52 per share and $0.55 per share, respectively. At June 30, 1998, the weighted average remaining contractual life of outstanding options was 6.3 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net earnings and earnings per share, required by SFAS No. 123, has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of options granted in 1998 and 1997 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.00%; a volatility factor of the expected market price of the Company's Common Stock of 0.30; a weighted average expected option life of five years and ten years; and a 2.00% dividend yield. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period.

For the years ended June 30, 1998 and 1997, the Company's reported and pro forma net earnings and earnings per share are as follows:

                                                   1998        1997
                                                 --------   ---------
      As reported:
         Net earnings                            $613,787    $298,609
         Net earnings per common share               $.61        $.29

      Pro forma:
         Net earnings                            $609,343    $297,988
         Net earnings per common share               $.60        $.29


14. Related Party Transactions

The Company leases its corporate headquarter facility located in Bradford, Pennsylvania from a principal stockholder and Director. This lease agreement expires July 2002 and is renewable at the then fair rental value for a five year period. In addition to the annual rental, the Company is responsible for the real estate taxes, insurance and other occupancy expenses applicable to the leased premises. Rent expense under this operating lease was $80,00 for 1998 and 1997. The minimum rental commitment under this agreement is included with the Company's other operating leases as described in Note 10 of the financial statements.

The Company also receives certain legal and insurance services from enterprises which are related to the Company because of common Directors or Officers of the Company. The total service provided by these related parties was $169,862 in 1998 and $194,585 in 1997.

At June 30, 1998 and 1997, the Company owed National City Bank of Pennsylvania, a related party through a Director of the Company also being an Officer of National City Bank, $150,000 and $245,000, respectively, under a line of credit borrowing agreement that bears interest at the prime rate. In addition, at June 30, 1998 and 1997, the Company owed National City Bank $418,242 and 591,884, respectively, under a term loan that bears interest at 8.47%. A description of these loans is described in Notes 7 and 9 of the financial statements. National City Bank is also the Company's principal depository.

15.  Discontinued Operations

Effective May 14, 1996, the Company adopted a formal plan to discontinue its wood products operations, Bradford Classics Woodworking, Inc., d/b/a Tuna Valley Wood Products, a wholly-owned subsidiary of the Company located in Bradford, Pennsylvania. Previously, this business unit was accounted for as a discontinued operation. On September 14, 1996, the inventory and fixed assets of Bradford Classics were sold for their approximate carrying amounts as of June 30, 1996.

On May 23, 1997, the Company's Board of Directors approved the transfer of its foreign subsidiary, Control Chief (UK) Limited, to one of its former employees who is now operating the Company under the name Aden Electronics Limited. The transfer was done in lieu of a closure and liquidation of the subsidiary due to its lack of profitability. The disposal of Control Chief (UK) Limited was effective as of June 30, 1997 and was accounted for as a discontinued operation for the year ended June 30, 1997.

There were no net assets of the discontinued operations in the accompanying consolidated balance sheets at June 30, 1998 and 1997. In addition, there were no operating results of the discontinued operations for the year ended June 30, 1998. A summary of certain operating results of the discontinued operations for the years ended June 30, 1997 is as follows:
                                                              1997
                                                           ----------
Net sales
Bradford Classics Woodworking, Inc.                        $    -
Control Chief (UK) Limited                                  1,034,215
                                                           ----------
                                                           $1,034,215
                                                           ==========
Bradford Classics Woodworking, Inc.
Loss from operations before income tax benefit              ($42,444)
Income tax benefit                                             18,748
                                                           ----------
Net loss                                                     (23,696)
                                                           ----------
Control Chief (UK) Limited
Loss from operations before income tax benefit               (55,174)
Write-down of net assets of discontinued operations         (278,011)
Income tax benefit                                            269,683
                                                           ----------
Net loss                                                     (63,502)
                                                           ----------
Total loss from discontinued operations,
net of taxes                                                ($87,198)
                                                           ==========


The income tax benefit of $269,683 of Control Chief (UK) Limited includes an additional reduction in federal and state income taxes that occurs because the Company was entitled to report a tax loss in the amount of $657,313 for the year ended June 30, 1997, which is in excess of the financial reporting loss of $333,189 for the year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by Item 9 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1998 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1998.


ITEM 10. EXECUTIVE COMPENSATION

Information required by Item 10 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1998 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1998.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Information required by Item 11 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1998 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1998.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 12 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1998 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1998.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following Exhibits are filed herewith or incorporated by reference herein. (For incorporation references, see Exhibit Index attached hereto.)

Exhibit

 3-1 Certificate of Incorporation of Digimetrics, Inc.
 3-2 By-laws of Digimetrics, Inc.
 3-3 Certificate of Amendment of the Certificate of Incorporation of
     Digimetrics, Inc.
 4-1 Specimen of Common Stock Certificate.
10-1 Digimetrics/Control Chief Amended and Restated Profit-Sharing
     Plan Adoption Agreement and Plan Document.
10-2 Agreement for Purchase and Sale between C. Lawrence Shields and
     Dorothy V. Shields for the real estate located at 200 Williams Street, Bradford, PA.
10-3 Lease Agreement dated July 15, 1992 between C. Lawrence Shields and Dorothy V. Shields for the real estate located at 200 Williams Street, Bradford, PA.
10-4 1994 Stock Option Plan.
21-1 Subsidiaries of the Registrant.
23-1 Consent of Independent Auditors.
27-1 Financial Data Schedule.

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Control Chief Holdings, Inc.
                               (Registrant)

Date:  September 25, 1998      By:/S/Douglas S. Bell
                               Douglas S. Bell
                               Chairman of the Board,
                               Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature               Title                    Date

/s/Douglas S. Bell      Chief Executive Officer  September 25, 1998
Douglas S. Bell         and Director

/s/Stephen J. Pachla    Chief Financial Officer  September 25, 1998
Stephen J. Pachla

/s/Christopher G.Hauser Director                 September 25, 1998
Christopher G.Hauser

/s/Arvid R.Nelson       Director                 September 25, 1998
Arvid R.Nelson

/s/N.James Sekel        Director                 September 25, 1998
N.James Sekel

/s/C.Lawrence Shields   Director                 September 25, 1998
C. Lawrence Shields

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

10-2 Agreement for Purchase and         Incorporated by reference
     Sale between C. Lawrence           from Form 8-K filed on
     Shields and Dorothy V. Shields     July 27, 1992 as Exhibit 2-1
     for the real estate at 200
     Williams Street, Bradford, PA

10-3 Lease Agreement dated July 15,     Incorporated by reference
     1992 between C. Lawrence Shields   from Form 8-K filed on
     and Dorothy V. Shields for the     July 27, 1992 as Exhibit 2-2
     real estate at 200 Williams
     Street, Bradford, PA

10-4 1994 Stock Option Plan             Incorporated by reference
                                        from 1994 Proxy, Exhibit A

21-1 Subsidiaries of the Registrant     Filed herewith

23-1 Consent of Independent Auditors    Filed herewith

27-1 Financial Data Schedule            Filed herewith

SUBSIDIARIES OF THE REGISTRANT                           Exhibit 21-1


   Control Chief Corporation
   100% - Owned by Control Chief Holdings, Inc.
   Incorporated in the State of Pennsylvania

CONSENT OF INDEPENDENT AUDITORS                          Exhibit 23-1






   We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 dated April 25, 1995 pertaining to the 1994 Stock Option Plan of Control Chief Holdings, Inc. of our report dated August 7, 1998 appearing in item seven on Form 10-KSB.




               DIEFENBACH DELIO KEARNEY & DEDIONISIO
                    CERTIFIED PUBLIC ACCOUNTANTS




Erie, Pennsylvania
August 28, 1998