Form 10QSB
period 1998-09-30
CONTROL CHIEF HOLDINGS INC
filed 1998-11-16
CIK 814853

U. S. Securities and Exchange Commission
                      Washington, D. C.  20549

                            Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

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

    The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of November 13, 1998 was 999,739 shares.

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

Item 2        Management's Discussion and Analysis or Plan of Operation

Part II       Other Information

Item 5        Other Information

Item 6        Exhibits and Reports on Form 8-K

Signatures



Part I - Financial Information

Item 1.  Financial Statements

Control Chief Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

                                                 September 30,    June 30,
                                                       1998         1998
                                                   (Unaudited)
Assets
Current assets
 Cash and cash equivalents                            $ 96,437    $ 22,067
 Accounts receivables, less allowance for
  doubtful accounts of $50,057 and $50,000           1,554,402   1,624,073
 Inventories                                         1,543,833   1,639,008
 Other current assets                                  160,893     284,405
                                                    ----------  ----------
Total current assets                                 3,355,565   3,569,553
                                                    ----------  ----------
Equipment and leasehold improvements, net              669,540     668,818
                                                    ----------  ----------
Other assets                                             8,073       8,073
                                                    ----------  ----------
Total assets                                        $4,033,178  $4,246,444
                                                    ==========  ==========

Liabilities and Stockholders' Equity
Current liabilities
 Short-term debt                                     $    -      $ 150,000
 Current maturities of long-term debt                  170,755     170,755
 Accounts payable trade                                589,195     547,266
 Accrued items                                         314,366     484,082
                                                    ----------  ----------
Total current liabilities                            1,074,316   1,352,103
                                                    ----------  ----------
Long-term debt, less current maturities                219,100     260,317
                                                    ----------  ----------
Deferred income taxes                                   29,364      29,664
                                                    ----------  ----------
Stockholders' equity
 Common stock, $.50 par value,
 authorized 5,000,000 shares,
 issued 1,014,095 shares, of which
 14,356 shares in 1998 and 9,263 shares
 in 1997 were held in the treasury                     507,048     507,048

 Capital in excess of par value                      1,120,586   1,120,586

 Retained earnings                                   1,144,083   1,013,877
                                                    ----------  ----------
                                                     2,771,717   2,641,511

Less treasury shares at cost                            61,319      37,151
                                                    ----------  ----------
Total stockholders' equity                           2,710,398   2,604,360
                                                    ----------  ----------
                                                    $4,033,178  $4,246,444
                                                    ==========  ==========



See accompanying notes to financial statements.



Control Chief Holdings, Inc. and Subsidiary
Consolidated Statements of Operations and Retained Earnings
(Unaudited)


                                                     Three Months Ended
                                                        September 30,
                                                     1998           1997

Revenues
 Net sales                                          $2,381,527  $1,925,565
 Gain on sale of land and building                        -        127,088
 Other income                                              400      22,302
                                                     ---------   ---------
Total revenues                                       2,381,927   2,074,955
                                                     ---------   ---------
Costs and expenses
 Cost of products sold                               1,414,734   1,076,149
 Selling general and administrative                    577,064     559,590
 Research and development                               74,266      67,148
 Interest expense                                        9,870      16,633
                                                     ---------   ---------
Total costs and expenses                             2,075,934   1,719,520
                                                     ---------   ---------

Earnings before income taxes                           305,993     355,435

Federal and state income taxes
 Currently payable                                     126,100     150,500
 Deferred                                                (300)     (1,600)
                                                     ---------   ---------
                                                       125,800     148,900
                                                     ---------   ---------
Net earnings                                           180,193     206,535

Retained earnings at beginning of period             1,013,877     481,239

Cash dividends paid                                   (49,987)    (40,578)
                                                     ---------   ---------
Retained earnings at end of period                  $1,144,083    $647,196
                                                     =========   =========

Basic earnings per common share                          $ .18       $ .20

Dividends paid per common share                          $ .05       $ .04

Weighted average number of
 common shares outstanding                           1,001,552   1,014,441





See accompanying notes to financial statements.




Control Chief Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)


                                                       Three Months Ended
                                                           September 30,
                                                          1998      1997

Cash flows from operating activities
 Net earnings                                           $180,193  $206,535
 Adjustments to reconcile net earnings
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                          21,803    23,235
   Deferred income taxes                                   (300)   (1,600)
   Gain on sale of land and building                         -   (127,088)
 Change in assets and liabilities:
  (Increase) decrease in receivables                      69,671 (203,510)
  (Increase) decrease in inventories                      95,175  (21,522)
  Decrease in other current assets                       123,512    79,990
  Increase (decrease) in accounts
   payable and accruals                                (127,787)    42,804
                                                       --------- ---------
Net cash provided by (used in)
operating activities                                     362,267   (1,156)
                                                       --------- ---------
Cash flows from investing activities
 Proceeds from sale of land and building                    -      150,000
 Purchase of equipment and
  leasehold improvements                                (22,525)  (22,088)
 Receipts of principal on note receivable                   -          313
                                                       --------- ---------
Net cash provided by (used in)
 investing activities                                   (22,525)   128,225
                                                       --------- ---------
Cash flows from financing activities
 Net repayments of short-term debt                     (150,000) (145,000)
 Net repayments of long-term debt                       (41,217)  (37,425)
 Purchase of treasury stock                             (24,168)     -
 Dividends paid                                         (49,987)  (40,578)
                                                       --------- ---------

Net cash used in financing activities                  (265,372) (223,003)
                                                       --------- ---------

Net increase (decrease) in cash                           74,370  (95,934)

Cash at beginning of period                               22,067   132,007
                                                       --------- ---------

Cash at end of period                                   $ 96,437  $ 36,073
                                                       ========= =========

Cash paid during the period for:
 Interest                                                $ 9,870  $ 16,633
 Income taxes                                             60,682      -

See accompanying notes to financial statements.


Control Chief Holdings, Inc. and Subsidiary
Notes to Financial Statements

1.  Basis of Presentation

The financial statements include the accounts of the Control Chief Holdings, Inc. and its wholly-owned subsidiary, Control Chief Corporation, (the "Company"). All significant intercompany accounts are eliminated upon consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the annual report of the Company on Form 10-KSB for the fiscal year ended June 30, 1998.

2.  Earnings Per Common Share

In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously defined fully diluted earnings per share. Although the Company has issued potentially dilutive common stock equivalents in the form of stock options, the dilutive earnings per share amounts would be the same as basic earnings per common share.

3.  Cash Dividends Paid

The Board of Directors of the Company approved a cash dividend totaling $49,987 ($.05 per share) payable on September 25, 1998 to holders of record at the close of business on September 7, 1998.

Part I - Financial Information

Item 2.  Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis or plan of operations contained in the Control Chief Holdings, Inc. and Subsidiary annual report on Form 10-KSB for the fiscal year ended June 30, 1998.

General

Control Chief Holdings, Inc. ("the Company") functions as a holding company and is the sole shareholder of Control Chief Corporation ("Control Chief"). Control Chief designs, engineers and produces remote control devices for material handling equipment and other industrial applications. These controls use either radio or infrared waves as communications media to transmit control data from portable units to receivers mounted on various types of apparatus. Control Chief was among the first in its industry to apply infrared technologies to industrial remote control applications. All models of products are microprocessor-based systems. Remote controls provide the customer a cost-effective means to achieve greater operational safety and flexibility. These devices are utilized worldwide in concert with various material handling equipment, industrial machines, process equipment and mobile apparatus. Control Chief markets its products through a network of independent manufacturers' representatives located in key geographical centers throughout the United States, Canada, and Central and South America. Additionally, products are sold through direct efforts, distributors, private labeling agreements and licensees.

Forward-Looking Information

Management's Discussion and Analysis or Plan of Operation includes certain forward-looking statements which reflect management's current views with respect to future operating performance, ongoing cash requirements, and the Year 2000 Issue. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

Risk Factors That May Affect Future Results

The Company's results of operations may be affected in the future by a variety of factors including: competitive pricing pressures, new product offerings by the Company and competitors, new technologies, product cost changes, changes in the overall economic climate, availability of raw materials, and product mix. The Company experiences competition for its remote controls from several suppliers of similar products. Throughout the world there are numerous remote control manufacturers. The Company competes principally on the basis of technology and quality. Worldwide competition is extremely price conscious with many companies entering and exiting the market. While significant market shares have not fluctuated with the traditional suppliers to the market, new entrants have depressed prices. The Company believes its products are competitively priced taking into consideration the Company's reputation as a long time, high quality manufacturer of reliable, durable state of the art devices.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months ended September 30, 1998 and 1997.

                                                        Three Months Ended
                                                           September 30,
                                                          1998      1997
       Revenues
        Net Sales                                         100.0%    100.0%
        Gain on sale of land and building                   -         6.6%
        Other income                                        -         1.2%
                                                          ------    ------
       Total revenues                                     100.0%    107.8%
                                                          ------    ------
       Costs and expenses
        Cost of products sold                              59.4%     55.9%
        Selling, general and administrative                24.2%     29.0%
        Research and development                            3.1%      3.5%
        Interest expense                                    0.4%      0.9%
                                                          ------    ------
       Total costs and expenses                            87.1%     89.3%
                                                          ------    ------

       Earnings before income taxes                        12.9%     18.4%

       Provision for income taxes                           5.3%      7.7%
                                                          ------    ------
       Net earnings                                         7.6%     10.7%
                                                          ======    ======


NET SALES. Net sales increased to $2,381,527 for the three months ended September 1998 from $1,925,565 for the three months ended September 1997, an increase of 23.7%. Such increase reflects the continued demand for the Company's products in addition to increases in its spare parts sales and services.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold increased by $338,585 for the three months ended September 1998 as compared to the same period last year. This overall increase in the cost of products sold is consistent with the overall increase in net sales for the comparable periods. Gross margin increased for the three months ended September 1998 to $966,793 from $849,416 for the three months ended September 1997. However, the gross margin percentage decreased by 3.5% from 44.1% in 1997 to 40.6% in 1998. The decrease in gross margin percentage is attributable to the product mix and price competition.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs increased by $17,474 or 3.1% for the three months ended September 1998 as compared to the same period last year. However, these costs decreased as a percentage of net sales from 29.0% in 1997 to 24.2% in 1998.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs increased by $7,118 or 10.6% for the three months ended September 1998 as compared to the same period last year. This increase reflects the Company's continuing commitment to invest funds in research and development to stay abreast of technological changes, enhance its current products and develop new product lines. It is the Company's policy not to release public information relating to its research and development programs until new or enhanced products are ready for market. The premature public notification of product development, in the opinion of management, stands to potentially reduce the anticipated return on its research and development investment by notifying competitors of a significant portion of the Company's marketing strategy.

INTEREST EXPENSE. Interest expense decreased by $6,763 or 40.1% for the three months ended September 1998 as compared to the same period last year. This decrease reflects the overall reduction in the Company's short-term debt due to an improvement in the Company's working capital and cash flow, and the decrease in long-term debt due to normal principal payments.

EARNINGS BEFORE INCOME TAXES. Earnings before income taxes were $305,993 for the three months ended September 1998 as compared to $355,435 for the three months ended September 1997. Included in the pretax earnings for 1997 is a gain in the amount of $127,088 from the sale, in July 1997, of the Company's facility located in Lewis Run, Pennsylvania. Excluding the gain, earnings before income taxes reflect and increase of $77,646 for the three months ended September 1998 over 1997.

INCOME TAXES. The Company's effective income tax rate was 41.1% in 1998 and 41.9% in 1997.

NET EARNINGS. Overall earnings, after income taxes, were $180,193 for the three months ended September 1998 as compared to earnings, after income taxes, of $206,535 for the three-month period ended September 1997.
EARNINGS PER COMMON SHARE. The Company's earnings per common share was $.18 for the three months ended September 1998, which represents a decrease of $.02 per common share over the three months ended September 1997.


Liquidity, Capital Resources and Financial Condition

The Company has a $750,000 line of credit with National City Bank of Pennsylvania (the "Bank"). The revolving credit line is collateralized by substantially all of the assets of the Company, with a variable interest rate equal to the Bank's prevailing prime rate. The line of credit is used to finance accounts receivable and inventory of the Company. At September 30, 1998, there was no borrowing outstanding under this financing arrangement. The line of credit is subject to an annual review by the Bank each November.

In addition to the line of credit, the Company has a commercial term loan, dated January 1997, in the original amount of $650,000 with National City Bank. The term loan bears interest at 8.47% and is being repaid in forty-eight (48) monthly principal and interest installments of $16,050. At September 30, 1998, a total of $378,859 was outstanding under this term loan.

The Company also has a term loan with GMAC Financing. The balance outstanding at September 30, 1998 was $10,996.

The Company's liquidity improved during the period. At September 30, 1998, the Company had net working capital of $2,281,249, compared to $2,217,450 at June 30, 1998. The Company's current ratio also improved during the first three months of fiscal 1999, with current assets at
3.12 times current liabilities at September 30, 1998, compared to 2.64 at June 30, 1998.

During the three-month period ended September 1998, the Company's cash expenditures for equipment totaled $22,525. In addition, during the first three months of fiscal 1999, the Company repaid $191,217 of bank indebtedness, paid cash dividends totaling $49,987, and purchased common stock for its treasury in the amount of $24,168.

Current financial resources, including working capital and the existing line of credit, and anticipated funds from operations are expected to be sufficient to meet cash requirements throughout fiscal 1999, including scheduled long-term debt repayment and planned capital expenditures. There can be no assurance, however, that unplanned capital replacement or other future events will not require the Company to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to the Company.

During the three months ended September 1998, the Company's net cash provided by operations was $362,267 as compared to net cash used in operations of $1,156 for the three months ended September 1997.

Impact of Year 2000 Issue

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

The Company's management has directed its computer and communication systems group ("the group") to review, assess, and address the potential problems within the Company's operations which could result from the Year 2000 century change. The Company has not hired outside consultants to assess the Company's Year 2000 compliance. The group has started to coordinate the identification of, and will coordinate the implementation of, changes to computer hardware and software applications necessary to insure Year 2000 compliance and the integrity and reliability of the Company's informational, operational and manufacturing systems. The group has also started to coordinate the identification of potential Year 2000 problems related to the Company's non-informational technology systems and material third parties.

Concurrently, the Company has been implementing a new company-wide information system that will address the great majority of the Company's Year 2000 internal operational issues. The new computer system will replace the Company's mainframe computer that has been scheduled to be retired in the first quarter of calendar year 1999. The new system will also replace the majority of the Company's information technology ("IT") in its internal operations, including applications used in manufacturing, payroll processing, client order processing, inventory management, financial business and various administrative functions. The costs of these upgrades and conversions, approximately $123,600 to date and estimated to total $165,000 in the aggregate, are not included in the Company's current or future estimated Year 2000 costs as these upgrades and conversions were planned prior to its Year 2000 compliance plans and their implementation has not been accelerated because of the Year 2000 problem.

It is estimated that the group is approximately 90% complete as to its assessment of its IT systems and that costs to complete its final assessment, remediation and testing of these IT systems are immaterial with respect to the Company's overall operating costs. The Company does not separately track the internal costs incurred for the Year 2000 project and that such costs are principally the related payroll costs for its information systems group. The Company estimates that the cost of this phase of its plan to date has not exceeded $10,000.

The assessment phase with respect to non-informational technology systems are approximately 40% complete with final assessment plans and any appropriate remediation and testing scheduled to be completed by June 30, 1999. The group has reviewed and tested the embedded chips and microprocessors in the products it manufactures and has determined that these do not create a Year 2000 problem. The Company in response to its customers issues a standard Year 2000 warranty letter. The group has not concluded its final assessment of embedded chips in its manufacturing equipment and of other non-informational technology systems but does not anticipate any major date-sensitive problems. It is estimated that the cost to date of this phase of its compliance plan has not exceeded $2,000. Further, the Company does not expect to incur material costs to complete this phase of its plan.

The group is approximately 10% complete as to the assessment of Year 2000 compliance by material third parties. The group has received written assurance from its financial institution that its systems will be Year 2000 compliant. The group has identified its other material third parties, such as customers, major suppliers, manufacturers' representatives, utility and communication companies, that might have a material adverse effect on the Company's manufacturing business, results of operations and financial position if they are not Year 2000 compliant. The group is completing a questionnaire to survey those material third parties as to their Year 2000 readiness. This survey is scheduled for completion by the end of the first quarter of calendar year 1999. In addition, alternative suppliers will be identified for those vendors not expected to be Year 2000 compliant. Costs to date have been immaterial with respect to the Company's overall operating expenditures. Additional costs to complete this phase are not expected to exceed approximately $5,000.

Should the Company have a systems failure due to the century change, or a material third party with whom the Company deals with or relies upon to deliver materials for manufacturing be unable to assure Year 2000 compliance or timely supply materials, the Company believes that the most significant impact would likely be a delay of thirty to ninety days beyond scheduled delivery dates of its custom products. The Company anticipates that it would be able to support its spare parts and repair business for approximately thirty days without major interruptions based upon historical demand and inventory quantities.
If significant numbers of the Company's customers are not Year 2000 compliant, it may reduce or delay such customer demands for the Company's products. To the extent the Company discovers any Year 2000 problem, the Company may incurr additional significant costs in order to remedy such deficiencies.

The group has not yet drafted a formal contingency plan with respect to the Year 2000 problem. The group intends to complete a formal contingency plan to present to the Company's directors and management during the second calendar quarter of 1999.



Part II - Other Information

Item 5. Other information

SHAREHOLDER PROPOSALS - DEADLINE FOR INCLUSION IN PROXY MATERIALS.
As set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, any proposal by a stockholder of the Company intended to be presented at the 1999 Annual Meeting of Stockholders must be received by the Company on or before June 14, 1999 to be included in the proxy materials of the Company relating to such meeting.

SHAREHOLDER PROPOSALS - DISCRETIONARY VOTING OF PROXIES. In accordance with recent amendments to Rule 14a-4 under the Securities Exchange Act of 1934, if notice of a proposal by a shareholder of the Company intended to be presented at the 1999 Annual Meeting of Shareholders is received by the Company after June 14, 1999, the persons authorized under the Company's management proxies may exercise discretionary authority to vote or act on such proposal if the proposal is raised at the 1999 Annual Meeting of Shareholders.

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibit 27 Financial Data Schedule.

b) The Company filed no Reports on Forms 8-K during the reporting period.



                             Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Control Chief Holdings, Inc.
                                           (Registrant)

Date:  November 13, 1998          By:\s\ Douglas S. Bell
                                     Douglas S. Bell
                                     Chairman of the Board,
                                     Chief Executive Officer and President