Form 10QSB
period 1998-12-31
CONTROL CHIEF HOLDINGS INC
filed 1999-02-17
CIK 814853

U. S. Securities and Exchange Commission
                      Washington, D. C.  20549

                            Form 10-QSB

(Mark One)
[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1998

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

    The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of January 31, 1999 was 999,739 shares.

Transitional Small Business Format (Check one): Yes [  ]  No [ X ]








            Control Chief Holdings, Inc. and Subsidiary

                         Table of Contents




Part I        Financial Information

Item 1        Financial Statements
                Consolidated Balance Sheets
                Consolidated Statements of Operations and Retained Earnings Consolidated Statements of Cash Flows
                Notes to Financial Statements

Item 2       Management's Discussion and Analysis or Plan of Operation

Part II      Other Information

Item 4       Submission of Matters to a Vote of Security Holders
Item 5       Other Information
Item 6       Exhibits and Reports on Form 8-K

Signatures



Part I - Financial Information
Item 1.   Financial Statements

Control Chief Holdings, Inc. and Subsidiary
Consolidated Balance Sheets


                                                December 31,       June 30,
                                                     1998            1998
                                                 (Unaudited)

Assets

Current assets
 Cash and cash equivalents                        $ 604,535      $  22,067
 Accounts receivables, less allowance
  for doubtful accounts of $50,057
   and $50,000                                    1,438,755      1,624,073
 Inventories                                      1,463,469      1,639,008
 Other current assets                                92,755        284,405
                                                 ----------     ----------

   Total current assets                           3,599,514      3,569,553

Equipment and leasehold improvements, net           695,467        668,818

Other assets                                          8,073          8,073
                                                 ----------     ----------

   Total assets                                  $4,303,054     $4,246,444
                                                 ==========     ==========

Liabilities and Stockholders' Equity

Current liabilities
 Short-term debt                                   $   -          $150,000
 Current maturities of long-term debt               170,755        170,755
 Accounts payable trade                             482,935        547,266
 Accrued items                                      487,276        484,082
                                                 ----------     ----------

   Total current liabilities                      1,140,966      1,352,103
                                                 ----------     ----------

Long-term debt, less current maturities             176,958        260,317
                                                 ----------     ----------

Deferred income taxes                                29,164         29,664
                                                 ----------     ----------
Stockholders' equity

Common stock, $.50 par value, authorized
 5,000,000 shares, issued 1,014,095 shares,
 of which 14,356 shares at December 31,
 1998 and 9,263 shares at June 30, 1998
 were held in the treasury                          507,048        507,048

 Capital in excess of par value                   1,120,586      1,120,586

 Retained earnings                                1,389,651      1,013,877
                                                 ----------    -----------
                                                  3,017,285      2,641,511

Less treasury shares at cost                         61,319         37,151
                                                 ----------     ----------

   Total stockholders' equity                     2,955,966      2,604,360
                                                 ----------     ----------

                                                 $4,303,054     $4,246,444
                                                 ==========     ==========



See accompanying notes to financial statements.




Control Chief Holdings, Inc. and Subsidiary
Consolidated Statements of Operations and Retained Earnings
(Unaudited)



                               Three Months Ended      Six Months Ended
                                  December 31,           December 31,
                                 1998      1997         1998       1997


Revenues
 Net sales                   $2,239,188 $2,097,402  $4,620,715  $4,022,967
 Gain on sale of
  land and building                -          -           -        127,088
 Other income                     7,240     13,262       7,640      35,564
                              ---------  ---------   ---------   ---------

     Total revenues           2,246,428  2,110,664   4,628,355   4,185,619
                              ---------  ---------   ---------   ---------

Costs and expenses
 Cost of sales                1,120,394  1,109,971   2,535,128   2,186,120
 Selling general
  and administrative            633,451    584,923   1,210,515   1,144,513
 Research and
  development                    66,162     40,268     140,428     107,416
 Interest expense                 8,053     12,213      17,923      28,846
                              ---------  ---------   ---------   ---------
     Total costs
      and expenses            1,828,060  1,747,375   3,903,994   3,466,895
                              ---------  ---------   ---------   ---------
Earnings before
 income taxes                   418,368    363,289     724,361     718,724
                              ---------  ---------   ---------   ---------
Federal and state
  income taxes
 Currently payable              173,000    154,700     299,100     305,200
 Deferred                         (200)    (1,600)       (500)     (3,200)
                              ---------  ---------   ---------   ---------
                                172,800    153,100     298,600     302,000
                              ---------  ---------   ---------   ---------


     Net earnings               245,568    210,189     425,761     416,724

Retained earnings at
 beginning of period          1,144,083    647,196   1,013,877     481,239

Cash dividends paid                -          -       (49,987)    (40,578)
                             ----------  ---------  ----------   ---------
Retained earnings at
 end of period               $1,389,651   $857,385  $1,389,651    $857,385
                             ==========  =========  ==========   =========

Basic earnings
 per common share                 $ .25      $ .21       $ .43       $ .41

Dividends paid
 per common share                $  -       $  -         $ .05       $ .04

Weighted average number
 of common shares
 outstanding                    999,739  1,014,441   1,000,645   1,014,441



See accompanying notes to financial statements.



Control Chief Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)


                                                        Six Months Ended
                                                           December 31,
                                                        1998        1997


Cash flows from operating activities
 Net earnings                                         $425,761    $416,724
 Adjustments to reconcile net earnings
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                        43,598      46,446
   Deferred income taxes                                 (500)     (3,200)
   Gain on sale of land and building                      -      (127,088)
   Change in assets and liabilities:
    (Increase) decrease in receivables                 185,318   (210,418)
    (Increase) decrease in inventories                 175,539   (299,288)
    Decrease in other current assets                   191,650      94,862
    Increase (decrease) in accounts
     payable and accruals                             (61,137)     364,012
                                                     ---------   ---------
      Net cash provided by (used in)
       operating activities                            960,229     282,050
                                                     ---------   ---------
Cash flows from investing activities
 Proceeds from sale of land and building                  -        150,000
 Purchase of equipment
  and leasehold improvements                          (70,247)    (96,033)
 Receipts of principal on note receivable                 -            792
                                                     ---------   ---------
     Net cash provided by (used in)
      investing activities                            (70,247)      54,759
                                                     ---------   ---------

Cash flows from financing activities
 Net repayments of short-term debt                   (150,000)   (245,000)
 Net repayments of long-term debt                     (83,359)   (100,708)
 Purchase of treasury stock                           (24,168)       -
 Dividends paid                                       (49,987)    (40,578)
                                                     ---------   ---------

     Net cash used in financing activities           (307,514)   (386,286)
                                                     ---------   ---------

Net increase (decrease) in cash                        582,468    (49,477)

Cash at beginning of period                             22,067     132,007
                                                     ---------   ---------

Cash at end of period                                 $604,535     $82,530
                                                     =========   =========

Cash paid during the period for:
 Interest                                               $6,010     $28,846
 Income taxes                                              797     175,131


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

Risk Factors That May Affect Future Results

The Company's results of operations may be affected in the future by a variety of factors including: competitive pricing pressures, new product offerings by the Company and competitors, new technologies, product cost changes, changes in the overall economic climate, availability of raw materials, and product mix. The Company experiences competition for its remote controls from several suppliers of similar products. Throughout the world there are numerous remote control manufacturers. The Company competes principally on the basis of technology and quality. Worldwide competition is extremely price conscious with many companies entering and exiting the market. While significant market shares have not fluctuated with the traditional suppliers to the market, new entrants have depressed prices. The Company believes its products are competitively priced taking into consideration the Company's reputation as a long time, high-quality manufacturer of reliable, durable state of the art devices.
Results of Operations

The following table sets forth certain financial data, as a percentage of total revenues, for the three and six month periods ended December 31, 1998 and 1997.

                                     Three Months Ended   Six Months Ended
                                        December 31,        December 31,
                                       1998      1997      1998      1997
Revenues
 Net Sales                             99.7%     99.4%     99.8%     96.2%
 Gain on sale of land
  and building                           -         -         -        3.0%
 Other income                           0.3%      0.6%      0.2%      0.8%
                                      ------    ------    ------    ------
Total revenues                        100.0%    100.0%    100.0%    100.0%
                                      ------    ------    ------    ------
Costs and expenses
 Cost of products sold                 49.9%     52.6%     54.8%     52.2%
 Selling, general and
  administrative                       28.2%     27.7%     26.1%     27.3%
 Research and development               2.9%      1.9%      3.0%      2.6%
 Interest expense                       0.4%      0.6%      0.4%      0.7%
                                      ------    ------    ------    ------
Total costs and expenses               81.4%     82.8%     84.3%     82.8%
                                      ------    ------    ------    ------

Earnings before income taxes           18.6%     17.2%     15.7%     17.2%

Provision for income taxes              7.7%      7.2%      6.5%      7.2%
                                      ------    ------    ------    ------

Net earnings                           10.9%     10.0%      9.2%     10.0%
                                      ======    ======    ======    ======


NET SALES

Net sales increased to $2,239,188 for the three months ended December 1998 from $2,097,402 for the three months ended December 1997, an increase of 6.8%. For the six-month period ended December 1998, net sales increased $597,748 or 14.9% as compared to the six-month period for the prior year. Such increases reflect the continued demand for the Company's products in addition to increases in its spare parts sales and services.

COST OF PRODUCTS SOLD AND GROSS MARGIN

Cost of products sold increased by $10,423 for the three months ended December 1998 as compared to the same period last year. For the six-month period ended December 1998, cost of products sold increased by $349,008 or 16.0% as compared to the six-month period last year. This overall increase in the cost of products sold is consistent with the overall increase in net sales for the comparable periods. Gross margin increased for the three months ended December 1998 to $1,118,794 from $987,431 for the three months ended December 1997. The gross margin percentage increased by 2.9% from 47.1% in 1997 to 50.0% in 1998. For the six -month period ended December 1998, the gross margin percentage decreased by 0.6% from 45.7% in 1997 to 45.1% in 1998. The change in the gross margin percentage is attributable to the product mix and price competition.

WARRANTIES

The Company's products are generally under warranty against defects in material and workmanship, the duration of which generally does not extend beyond one year. Actual experience has indicated that the amount of warranty expense has not fluctuated significantly, and the estimated future warranty obligation relating to the Company's products would not have a material effect on the Company's financial position or results of operations. Therefore, the Company has charged warranty expense against earnings as the expense is incurred. Because the Company has not accrued for warranty expense, it will incur expenses associated with prior sales which are not presently reflected in the Company's financial statements. If the Company were to have accrued for estimated warranty expense instead of deducting the current period expenses, the difference would have been less than 1% of the net earnings of the Company for the periods reported. Warranty costs of approximately $17,100 and $15,600 for the three months ended
December 31, 1998 and 1997, respectively, are included in the costs of products sold. Warranty costs of approximately $26,200 and $28,200 for the six months ended December 31, 1998 and 1997, respectively, are also included in the costs of products sold during these periods.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

Selling, general and administrative costs increased by $48,528 or 8.3% for the three months ended December 1998 as compared to the same period last year. These costs increased as a percentage of net sales from 27.9% in 1997 to 28.3% in 1998. For the six-month period ended December 1998, selling, general and administrative costs increased by $66,002 or 5.08% as compared to the same six-month period last year. Overall however, for the six month periods ended December 31, selling, general and administrative costs decreased as a percentage of net sales from 28.4% in 1997 to 26.2% in 1998.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs increased by $25,894 or 64.3% for the three months ended December 1998 as compared to the same period last year. For the six-month period ended December 1998, research and development costs increased by $33,012 or 30.7% as compared to the same six-month period last year. This increase reflects the Company's continuing commitment to invest funds in research and development to stay abreast of technological changes, enhance its current products and develop new product lines. It is the Company's policy not to release public information relating to its research and development programs until new or enhanced products are ready for the market. The premature public notification of product development, in the opinion of management, stands to potentially reduce the anticipated return on its research and development investment by notifying competitors of a significant portion of the Company's marketing strategy.

INTEREST EXPENSE

Interest expense decreased by $4,160 or 34.1% for the three months ended December 1998 as compared to the same period last year. Interest expense decreased by $10,923 or 37.9% for the six months ended December 1998. This decrease reflects the overall reduction in the Company's short-term debt due to an improvement in the Company's working capital and cash flow, and the decrease in long-term debt due to normal principal payments.

EARNINGS BEFORE INCOME TAXES

Earnings before income taxes were $418,368 for the three months ended December 1998 as compared to $363,289 for the three months ended December 1997, representing an increase of $55,079 or 15.2%. Earnings before income taxes were $724,361 for the six months ended December 1998 as compared to $718,724 for the six months ended September 1997. Included in the pretax earnings for 1997 is a gain in the amount of $127,088 from the sale, in July 1997, of the Company's facility located in Lewis Run, Pennsylvania. Excluding the gain, earnings before income taxes reflect and increase of $132,725, or 22.4%, for the six months ended December 1998 over 1997.

INCOME TAXES

The Company's effective income tax rate was 41.3% and 41.2% for the three and six month periods ended December 1998 as compared to 42.1% and 42.0% for the three and six-month periods ended December 1997.

NET EARNINGS

Overall earnings, after income taxes, were $245,568 and $425,761 for the three and six-month periods ended December 1998 as compared to earnings, after income taxes, of $210,189 and $416,724 for the three and six-month periods ended December 1997.
EARNINGS PER COMMON SHARE

The Company's earnings per common share were $.25 and $.43 for the three and six-month periods ended December 1998, which represents an increase of $.04 and $.02 per common share over the three and six-month periods ended December 1997.

Liquidity, Capital Resources and Financial Condition

The Company has a $750,000 line of credit with National City Bank of Pennsylvania (the "Bank"). The revolving credit line is collateralized by substantially all of the assets of the Company, with a variable interest rate equal to the Bank's prevailing prime rate. The line of credit is used to finance accounts receivable and inventory of the Company. At December 31, 1998, there was no borrowing outstanding under this financing arrangement. The line of credit is subject to an annual review by the Bank each November.

In addition to the line of credit, the Company has a commercial term loan, dated January 1997, in the original amount of $650,000 with National City Bank. The term loan bears interest at 8.47% and is being repaid in forty-eight (48) monthly principal and interest installments of $16,050. At December 31, 1998, a total of $338,549 was outstanding under this term loan.

The Company also has a term loan with GMAC Financing. The balance outstanding at December 31, 1998 was $9,1647.

The Company's liquidity improved during the period. At December 31, 1998, the Company had net working capital of $2,458,548, compared to $2,217,450 at June 30, 1998. The Company's current ratio also improved during the first six months of fiscal 1999, with current assets at 3.15 times current liabilities at December 31, 1998, compared to 2.64 at June 30, 1998.

During the six-month period ended December 1998, the Company's cash expenditures for equipment totaled $70,247. In addition, during the first six months of fiscal 1999, the Company repaid $233,359 of bank indebtedness, paid cash dividends totaling $49,987, and purchased common stock for its treasury in the amount of $24,168.

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

During the six months ended December 1998, the Company's net cash provided by operations was $960,229 as compared to net cash provided by operations of $282,489 for the six months ended December 1997.

Impact of Year 2000 Issue

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, prepare invoices, or engage in similar normal business activities.

The Company's computer and communications systems group ("the group") is coordinating the Company's identification and implementation of changes to computer hardware and software applications to insure Year 2000 compliance, and the integrity and reliability of the Company's informational, operational and manufacturing systems. The group has also started to coordinate the identification of potential Year 2000 problems related to the Company's non-informational technology systems and material third parties.

The Company is in the final phase of implementing a new company-wide information system that will address the great majority of the Company's Year 2000 internal operational issues. The new computer system is replacing the Company's mainframe computer. The Company is still on its schedule to retire the system in the first quarter of 1999. Written assurances have been obtained from the software suppliers that the new systems that will replace the majority of the Company's information technology systems ("IT") in its internal operations, including applications used in manufacturing, payroll processing, client order processing, inventory management, financial business and various administrative functions, are Year 2000 compliant. The costs of these upgrades and conversions, approximately $139,000 to date and estimated to total approximately $165,000 in the aggregate, are not included in the Company's current or future estimated Year 2000 costs as these upgrades and conversions were planned prior to its Year 2000 compliance plan and their implementation has not been accelerated because of the Year 2000 problem.

The Company has employed the services of an outside consulting firm to provide an abbreviated Year 2000 assessment of its IT systems. Of the number of personal computers tested, only 61% of these were compliant. The group has reviewed the assessment and has determined that the majority of the noncompliant hardware will either not affect internal operations or will be scheduled for replacement before year-end. It is estimated that the assessment of IT systems is approximately 95% complete and that costs to complete the final assessment, remediation and testing of these IT systems will be immaterial with respect to the Company's overall operating costs. The Company estimates that the cost of this phase of its plan to date has not exceeded $10,000.

Assessment of the Company's non-informational technology systems is approximately 50% complete with final assessment plans and any appropriate remediation and testing on schedule to be completed by June 30, 1999. The group has reviewed and tested the embedded chips and microprocessors in the products the Company manufactures and has determined that these do not create a significant Year 2000 problem. The group has not concluded its final assessment of embedded chips in its manufacturing equipment and of other non-informational technology systems, but does not anticipate any major date sensitive problems. It is estimated that the cost to date of this phase of its compliance plan has not exceeded $2,000. Further, the Company does not expect to incur material costs to complete this phase of its plan.

The group is only approximately 25% complete as to the assessment of compliance of material third parties. The group has received written assurance from its financial institution that its systems will be Year 2000 compliant. The group has identified its other material third parties, such as customers, major suppliers, manufacturers' representatives, utility and communication companies, that if not Year 2000 compliant, might have a material adverse effect on the Company's manufacturing business, results of operations and financial position. The group is completing a questionnaire to survey those critical third parties as to their Year 2000 readiness. This survey is scheduled for completion by the end of the first quarter of calendar year 1999. In addition, alternative suppliers will be identified for those vendors not expected to be Year 2000 compliant. Costs to date have been immaterial with respect to the Company's overall operating expenditures. Additional costs to complete this phase are not expected to exceed approximately $5,000.

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

The group has not yet prepared a formal contingency plan with respect to the Year 2000 problem. The group intends to complete a formal contingency plan to present to the Company's directors and management during the second calendar quarter of 1999.


Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders


a) An annual meeting of the Shareholders of the Company was held on November 13, 1998

b)   Election of five Directors.

     Director                         For          Withhold

     Douglas S. Bell                892,393         312
     Christopher G. Hauser          892,393         312
     Arvid R. Nelson                892,393         312
     C. Lawrence Shields            892,393         312
     N. James Sekel                 892,393         312

c) Approve appointment of Diefenbach Delio Kearney and DeDionisio as independent certified public accountants of the Company.

                      For          Against         Abstain

                    723,266          156           169,283

Item 5.  Other information

SHAREHOLDER PROPOSALS - DEADLINE FOR INCLUSION IN PROXY MATERIALS

As set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, any proposal by a stockholder of the Company intended to be presented at the 1999 Annual Meeting of Stockholders must be received by the Company on or before June 14, 1999 to be included in the proxy materials of the Company relating to such meeting.

SHAREHOLDER PROPOSALS - DISCRETIONARY VOTING OF PROXIES

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

                                        Control Chief Holdings, Inc.
                                                (Registrant)


Date: February 15, 1999                  By:\s\ Douglas S. Bell
                                             Douglas S. Bell
                                             Chairman of the Board,
                                             Chief Executive Officer and
                                             President