Form 10QSB
period 1999-03-31
CONTROL CHIEF HOLDINGS INC
filed 1999-05-18
CIK 814853

U. S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                  Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

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

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of March 31, 1999 was 999,739 shares.

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
Consolidated Balance Sheets

[CAPTION]

                                                    March 31,     June 30,
                                                       1999         1998
                                                   ----------   ----------
                                                   (Unaudited)



Assets
Current assets
   Cash and cash equivalents                       $  746,263   $   22,067
   Accounts receivables, less allowance for
      doubtful accounts of $49,520 and $50,000        957,309    1,624,073
   Inventories                                      1,556,345    1,639,008
   Other current assets                                78,782      284,405
                                                   ----------   ----------
            Total current assets                    3,338,699    3,569,553
                                                   ----------   ----------
Equipment and leasehold improvements, net             705,549      668,818
                                                   ----------   ----------
Other assets                                            8,073        8,073
                                                   ----------   ----------
            Total assets                           $4,052,321   $4,246,444
                                                   ----------   ----------
                                                   ----------   ----------

Liabilities and Stockholders' Equity
Current liabilities
   Short-term debt                                 $   -         $ 150,000
   Current maturities of long-term debt               170,755      170,755
   Accounts payable trade                             267,722      547,266
   Accrued items                                      431,172      484,082
                                                   ----------   ----------
            Total current liabilities                 869,649    1,352,103
                                                   ----------   ----------
Long-term debt, less current maturities               117,834      260,317
                                                   ----------   ----------
Deferred income taxes                                  28,864       29,664
                                                   ----------   ----------
Stockholders' equity
   Common stock, $.50 par value, authorized
    5,000,000 shares,issued 1,014,095 shares,
    of which 14,356 shares at March 31, 1999
    and 9,263 shares at June 30, 1998 were
    held in the treasury                              507,048      507,048
   Capital in excess of par value                   1,120,586    1,120,586
   Retained earnings                                1,469,659    1,013,877
                                                   ----------   ----------
                                                    3,097,293    2,641,511
Less treasury shares at cost                           61,319       37,151
                                                   ----------   ----------
            Total stockholders' equity              3,035,974    2,604,360
                                                   ----------   ----------
                                                   $4,052,321   $4,246,444
                                                   ----------   ----------
                                                   ----------   ----------


[FN]
See accompanying notes to financial statements.








Control Chief Holdings, Inc. and Subsidiary
Consolidated Statements of Operations and Retained Earnings
(Unaudited)

[CAPTION]


                                 Three Months Ended     Nine Months Ended
                                    March 31,               March 31,
                                1999         1998       1999         1998
                             ----------  ----------   ----------  ----------


Revenues
   Net sales                 $1,438,224  $2,298,016   $6,058,939  $6,320,983
   Gain on sale
    of land and
    building                       -          -            -         127,088
   Other income                   8,786       2,387       16,426      37,951
                             ----------  ----------   ----------  ----------
        Total revenues        1,447,010   2,300,403    6,075,365   6,486,022
                             ----------  ----------   ----------  ----------
Costs and expenses
   Cost of products
    sold                        631,662   1,294,391    3,166,790   3,480,511
   Selling expense              359,427     373,363    1,092,204     991,384
   General and
    administrative              240,583     241,755      718,321     768,247
   Research and
    development                  72,953      48,659      213,381     156,075
   Interest expense               3,677      13,278       21,600      42,124
                             ----------  ----------   ----------  ----------
     Total costs and
      expenses                1,308,302   1,971,446    5,212,296   5,438,341
                             ----------  ----------   ----------  ----------
Earnings before income
 taxes                          138,708     328,957      863,069   1,047,681

Federal and state income
 taxes
   Currently payable             59,000     139,200      358,100     444,400
   Deferred                       (300)     (3,500)        (800)     (6,700)
                             ----------  ----------   ----------  ----------
                                 58,700     135,700      357,300     437,700
                             ----------  ----------   ----------  ----------
    Net earnings                 80,008     193,257      505,769     609,981

Retained earnings at
 beginning of period          1,389,651     857,385    1,013,877     481,239

Cash dividends paid               -        (40,571)     (49,987)    (81,149)
                             ----------  ----------   ----------  ----------
Retained earnings at
 end of period               $1,469,659  $1,010,071   $1,469,659  $1,010,071
                             ----------  ----------   ----------  ----------
                             ----------  ----------   ----------  ----------

Basic earnings per
 common share                     $ .08       $ .19        $ .51       $ .60

Dividends paid per
 common share                     $  -        $ .04        $ .05       $ .08

Weighted average number of
common shares outstanding       999,739   1,013,965    1,000,348   1,013,965


[FN]
See accompanying notes to financial statements.








Control Chief Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

[CAPTION]

                                                    Nine Months Ended
                                                         March 31,
                                                     1999         1998
                                                  ----------   ----------


Cash flows from operating activities
   Net earnings                                    $ 505,769    $ 609,981
   Adjustments to reconcile net earnings
     to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                   64,190       69,746
      Deferred income taxes                            (800)      (6,700)
      Gain on sale of land and building                 -       (127,088)
      Change in assets and liabilities:
        (Increase) decrease in receivables           666,764    (422,659)
        (Increase) decrease in inventories            82,663    (520,253)
        Decrease in other current assets             205,623      114,966
        Increase (decrease) in accounts
         payable and accruals                      (332,454)      229,085
                                                  ----------   ----------
          Net cash provided by (used in)
           operating activities                    1,191,755     (52,922)
                                                  ----------   ----------
Cash flows from investing activities
   Proceeds from sale of land and building              -         150,000
   Purchase of equipment and leasehold
    improvements                                   (100,921)    (131,873)
   Receipts of principal on note receivable             -           1,284
                                                  ----------   ----------
         Net cash provided by (used in)
          investing activities                     (100,921)       19,411
                                                  ----------   ----------
Cash flows from financing activities
   Net borrowings (repayments) of
    short-term debt                                (150,000)      170,000
   Net repayments of long-term debt                (142,483)    (140,604)
   Purchase of treasury stock                       (24,168)        -
   Purchase and retirement of
    fractional common shares                           -          (1,844)
   Dividends paid                                   (49,987)     (81,149)
                                                  ----------   ----------
         Net cash used in financing
          activities                               (366,638)     (53,597)
                                                  ----------   ----------
Net increase (decrease) in cash                      724,196     (87,108)

Cash at beginning of period                           22,067      132,007

Cash at end of period                              $ 746,263    $  44,899
                                                  ----------   ----------
                                                  ----------   ----------
Cash paid during the period for:
   Interest                                       $   21,600    $  42,124
   Income taxes                                       75,492      175,131



[FN]
See accompanying notes to financial statements.



Control Chief Holdings, Inc. and Subsidiary
Notes to Financial Statements

1.  Basis of Presentation

The financial statements include the accounts of Control Chief Holdings, Inc. and its wholly-owned subsidiary, Control Chief Corporation, (the "Company"). All significant intercompany accounts are eliminated upon consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent a reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Interim results are not necessarily indicative of results for a full year.

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

2.  Earnings Per Common Share

In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously defined fully diluted earnings per share. Although the Company has issued stock equivalents in the form of stock options, the dilutive earnings per share amounts would be the same as basic earnings per common share.

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

General

Control Chief Holdings, Inc. ("the Company") functions as a holding company and is the sole shareholder of Control Chief Corporation
("Control Chief"). Control Chief designs, engineers and produces remote control devices for material handling equipment and other industrial applications. These controls use either radio or infrared waves as communications media to transmit control data from portable units to receivers mounted on various types of apparatus. All models of products are microprocessor-based systems. Remote controls provide the customer a cost-effective means to achieve greater operational safety and flexibility. These devices are utilized worldwide in concert with various material handling equipment, industrial machines, process equipment and mobile apparatus. Control Chief markets its products through a network of independent manufacturers' representatives located in key geographical centers throughout the United States, Canada, and Central and South America. Additionally, products are sold through direct efforts, distributors, private labeling agreements and licenses.

Forward-Looking Information

Management's Discussion and Analysis or Plan of Operation includes certain forward-looking statements which reflect management's current views with respect to future operating performance, ongoing cash requirements, and the Year 2000 Issue. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could or contribute to such differences include those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

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


Results of Operations

The following table sets forth certain financial data, as a percentage of total revenues, for the three and nine month periods ended
March 31, 1999 and 1998.


                                    Three Months Ended  Nine Months Ended
                                         March 31,          March 31,
                                      1999      1998      1999      1998
                                     ------    ------    ------    ------

     Revenues
      Net Sales                       99.4%     99.9%     99.7%     97.5%
      Gain on sale of land
       and building                     -         -         -        2.0%
      Other income                     0.6%      0.1%      0.3%      0.5%
                                     ------    ------    ------    ------
     Total revenues                  100.0%    100.0%    100.0%    100.0%

     Costs and expenses
      Cost of products sold           43.7%     56.3%     52.1%     53.7%
      Selling expense                 24.8%     16.2%     18.0%     15.3%
      General and
       administrative                 16.6%     10.5%     11.8%     11.8%
      Research and development         5.0%      2.1%      3.5%      2.4%
      Interest expense                 0.3%      0.6%      0.4%      0.6%
                                     ------    ------    ------    ------
Total costs and expenses              90.4%     85.7%     85.8%     83.8%
                                     ------    ------    ------    ------

Earnings before income taxes           9.6%     14.3%     14.2%     16.2%

Provision for income taxes             4.1%      5.9%      5.9%      6.8%
                                     ------    ------    ------    ------

Net earnings                           5.5%      8.4%      8.3%      9.4%
                                     ------    ------    ------    ------
                                     ------    ------    ------    ------

NET SALES. Net sales decreased to $1,438,224 for the three months ended March 1999 from $2,298,016 for the three months ended March 1998, a decrease of 37.4%. For the nine-month period ended March 1999, net sales decreased $262,044 or 4.1% as compared to the nine-month period for the prior year. Demand for the Company's products reflected a decrease for the third quarter of fiscal 1999. Sales and demand for the Company's spare parts and services remained fairly constant.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold decreased by $662,729 for the three months ended March 1999 as compared to the same period last year. For the nine-month period ended March 1999, cost of products sold decreased by $313,721 or 9.0% as compared to the nine-month period last year. This overall decrease in the cost of products sold is consistent with the overall decrease in net sales for the comparable periods and management's cost reduction measures. Gross margin decreased for the to $806,562 from $1,003,625 for the three months ended March 1998, due to the reduction in revenues in the current period. Gross margin, expressed as a percentage of revenues, increased 12.4% from 43.7% for March 1998 to 56.1% for March 1999. For the nine-month period ended March 1999, the gross margin percentage increased by 2.8% from 44.9% in 1998 to 47.7% in 1999. The change in the gross margin percentage is attributable to the product mix, price competition and cost reduction measures.

WARRANTIES. The Company's products are generally under warranty against defects in material and workmanship, the duration of which generally does not extend beyond one year. Actual experience has indicated that the amount of warranty expense has not fluctuated significantly, and the estimated future warranty obligation relating to the Company's products would not have a material effect on the Company's financial position or results of operations. Therefore, the Company has charged warranty expense against earnings as the expense is incurred. Because the Company has not accrued for warranty expense, it will incur expenses associated with prior sales which are not presently reflected in the Company's financial statements. If the Company were to have accrued for estimated warranty expense instead of deducting the current period expenses, the difference would have been less than 1% of the net earnings of the Company for the periods reported. Warranty costs of approximately $14,500 and $16,400 for the three months ended March 31, 1999 and 1998, respectively, are included in the costs of products sold. Warranty costs of approximately $40,700 and $44,600 for the nine months ended March 31, 1999 and 1998, respectively, are included in the costs of products sold during those periods.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs reflected a slight decrease of $15,108 for the three months ended March 1999 as compared to the same period last year. These costs increased as a percentage of net sales from 26.8% in 1998 to 41.7% in 1999, due principally to the reduction in revenues in the current period and relatively fixed salaries and other administrative costs.
For the nine-month period ended March 1999, selling, general and adminstrative costs increased by $50,594 as compared to the same nine-month period last year. Overall, for the nine-month periods ended
March 31, selling, general and administrative costs increased as a percentage of net sales from 27.8% in 1998 to 29.9% in 1999.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs increased by $24,294 or 49.9% for the three months ended March 1999 as compared to the same period last year. For the nine-month period ended March 1999, research and development costs increased by $57,306 or 36.7% as compared to the same nine-month period last year. This increase reflects the Company's continuing commitment to invest funds in research and development to stay abreast of technological changes, enhance its current products and develop new product lines. It is the Company's policy not to release public information relating to its research and development programs until new or enhanced products are ready for the market. The premature public notification of product development, in the opinion of management, stands to potentially reduce the anticipated return on its research and development investment by notifying competitors of a significant portion of the Company's marketing strategy.

INTEREST EXPENSE. Interest expense decreased by $9,601 for the three months ended March 1999 as compared to the same period last year. Interest expense decreased by $20,524 for the nine months ended March 1999. This decrease reflects the overall reduction in the Company's short-term debt due to an improvement in the Company's working capital and cash flow, and the decrease in long-term debt due to normal and additional principal payments.

EARNINGS BEFORE INCOME TAXES. Earnings before income taxes were $138,708 for the three months ended March 1999 as compared to $328,957 for the three months ended March 1998, representing a decrease of $190,249 or 57.8%. Earnings before income taxes were $863,069 for the nine months ended March 1999 as compared to $1,047,681 for the nine months ended March 1998. Included in the pretax earnings for 1998 is a gain in the amount of $127,088 from the sale, in July 1997, of the Company's facility located in Lewis Run, Pennsylvannia. Excluding the gain, earnings before income taxes reflect a decrease of $57,524, or 6.2%, for the nine months ended March 1999 over 1998.

INCOME TAXES. The Company's effective income tax rate was 42.3% and 41.4% for the three and nine-month periods ended March 1999 as compared to 41.3% and 41.8% for the three and nine-month periods ended March 1998.

NET EARNINGS. Overall earnings, after income taxes, were $80,008 and $505,769 for the three and nine-month periods ended March 1999 as compared to earnings, after income taxes, of $193,257 and $609,981 for the three and nine-month periods ended March 1998.

EARNINGS PER COMMON SHARE. The Company's earnings per common share were $.08 and $.51 for the three and nine-month periods ended March 1999, which represents a decrease of $.11 and $.09 per common share over the three and nine-month periods ended March 1998, respectively.

Liquidity, Capital Resources and Financial Condition

The Company has a $750,000 line of credit with National City Bank of Pennsylvania (the "Bank"). The revolving credit line is collateralized by substantially all of the assets of the Company, with a variable interest rate equal to the Bank's prevailing prime rate. The line of credit is used to finance accounts receivable and inventory of the Company. At March 31, 1999, there was no borrowing outstanding under this financing arrangement. The line of credit is subject to an annual review by the Bank each November.

In addition to the line of credit, the Company has a commercial term loan, dated January 1997, in the original amount of $650,000 with National City Bank. The term loan bears interest at 8.47% and is being repaid in forty-eight (48) monthly principal and interest installments of $16,050. At March 31, 1999, a total of $281,258 was outstanding under this term loan.

The Company also has a term loan with GMAC Financing. The balance outstanding at March 31, 1999 was $7,331.

The Company's liquidity improved during the period. At March 31, 1999, the Company had net working capital of $2,469,050, compared to $2,217,450 at June 30, 1998. The Company's current ratio also improved during the nine months of fiscal 1999, with current assets at 3.84 times current liabilities at March 31, 1999, compared to 2.64 at June 30, 1998.

During the nine-month period ended March 1999, the Company's cash expenditures for equipment totaled $100,921. In addition, during the nine months of fiscal 1999, the Company repaid $292,483 of bank indebtedness, paid cash dividends totaling $49,987, and purchased common stock for its treasury in the amount of $24,168.

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

During the nine months ended March 1999, the Company's net cash provided by operations was $1,191,755 as compared to net cash used in operations of $52,922 for the nine months ended March 1998.


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

Concurrently, the Company has completed implementation of a new company-wide information system. This system addresses and solves the great majority of the Company's Year 2000 internal operational issues. The new computer system has replaced the Company's mainframe computer. The new system has also replaced the majority of the Company's information technology ("IT") in its internal operations, which includes applications used in manufacturing, payroll processing, client order processing, inventory management and various administrative functions. The costs of these upgrades and conversions, approximately $140,000 to date and estimated to total $165,000 in the aggregate, are not included in the Company's current or future estimated Year 2000 costs as these upgrades and conversions were planned prior to its Year 2000 compliance plan and their implementation has not been accelerated because of the Year 2000 problem.

It is estimated that the group is approximately 95% complete as to its assessment of the Company's IT systems and that costs to complete its final assessment, remediation and testing of these IT systems are immaterial with respect to the Company's overall operating costs. The Company does not separately track the internal costs incurred for the Year 2000 project and that such costs are principally the related payroll costs for its information systems group. The Company estimates that the cost of this phase will not exceed $10,000.

The assessment phase with respect to non-informational technology systems is approximately 70% complete with final assessment plans and any appropriate remediation and testing scheduled to be completed by June 30, 1999. The group has reviewed and tested the embedded chips and microprocessors in the products it has previously manufactured and in the products it currently manufactures and has determined that these do not create a Year 2000 problem. The Company in response to its customers' requests, issues a standard 2000 letter. The group has not concluded its final assessment of embedded chips in its manufacturing equipment and of other non-informational technology systems but does not anticipate any major date-sensatvie problems. It is estimated that the cost to date of this phase of its compliance plan has not exceeded $2,000. Further, the Company does not expect to incur material costs to complete this phase of its plan.

The group is approximately 50% complete as to the assessment of Year 2000 compliance by material third parties. The group has received written assurance from its financial institution that its systems will be Year 2000 compliant. The group has identified its other material third parties, such as customers, major suppliers, manufacturers' representatives and utility and communication companies, that might have a material adverse effect on the Company's manufacturing business, results of operations and financial position if they are not Year 2000 compliant. The group has completed and mailed a questionaire to survey those third parties as to their Year 2000 readiness. Approximately 500 requests were sent during the first calendar quarter of 1999. To date, the Company has received approximately a 47% response from the material third parties. These responses have indicated that these third parties were either Year 2000 compliant or in the process of completing their compliance plans and testing. A follow up questionaire will be sent during the second quarter of calendar year 1999. In addition, alternative suppliers will be identified for those vendors not expected to be Year 2000 compliant. Costs to date have been immaterial with respect to the Company's overall operating expenditures. Additional costs to complete this phase are not expected to exceed approximately $5,000.

Should the Company have a systems failure due to the century change, or a material third party with whom the Company deals with or relies upon to deliver materials for manufacturing be unable to assure Year 2000 compliance or timely supply materials, the Company believes that the most significant impact would likely be a delay of thirty to ninety days beyond scheduled delivery dates of its custom products. The
Company anticipates that it would be able to support its spare parts and repair business for approximately thirty days without major interruptions based upon historical demand and inventory quantities. If significant numbers of the Company's customers are not Year 2000 compliant, it may reduce or delay such customer demands for the Company's products. To the extent the Company discovers any Year 2000 problems, the Company may incur additional significant costs in order to remedy such deficiencies.

The group has not yet drafted a formal contingency plan with respect to the Year 2000 problem. The group intends to complete a formal contingency plan to present to the Company's directors and management during the third calendar quarter of 1999. It is anticipated that this plan will primarily address how the Company should prepare for problems that may result from material third parties not being Year 2000 compliant.


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


                                        Control Chief Holdings, Inc.
                                        ----------------------------
                                                (Registrant)


Date: May 14, 1999                       By: \s\ Douglas S. Bell
                                             -------------------
                                             Douglas S. Bell
                                             Chairman of the Board,
                                             Chief Executive Officer and
                                             President