Form 10KSB
period 1999-06-30
CONTROL CHIEF HOLDINGS INC
filed 1999-09-28
CIK 814853

U. S. Securities and Exchange Commission
                      Washington, D.C.  20549

                           Form 10-KSB

       [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended June 30, 1999

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

Issuer's revenues for the fiscal year ended June 30, 1999 were $7,733,125. At August 23, 1999, the aggregate market value of voting common stock held by non-affiliates of the registrant based on the average bid and asked price of $5.125 was $2,881,649. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock of the Company have been excluded because such persons may be deemed to be affiliates. As of August 23, 1999, the issuer had outstanding 999,614 shares of Common Stock, $.50 par value.

                Documents incorporated by reference

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held November 19, 1999 are incorporated by reference into Part III of this Form 10-KSB.




CONTROL CHIEF HOLDINGS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB
For the Year Ended June 30, 1999


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

Item 10   Executive Compensation

Item 11   Security Ownership of Certain Beneficial Owners and
          Management

Item 12   Certain Relationships and Related Transactions

Item 13   Exhibits and Reports on Form 8-K

Signatures

PART I

Forward-Looking Information

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology is intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company's customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company successfully to develop new products or to anticipate current or prospective customers' products needs; price increases or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

ITEM 1.  DESCRIPTION OF BUSINESS

General

Control Chief Holdings, Inc. ("the Company") was incorporated in the State of New York on June 12, 1968 and functions as a holding company. For the years ended June 30, 1999 and 1998, the Company was the sole shareholder of Control Chief Corporation. There were no significant changes in the corporate structure during the years ended June 30, 1999 and 1998. For the year ended June 30, 1997, the Company was the sole shareholder of Control Chief Corporation, Control Chief (UK) Limited, and Bradford Classics Woodworking, Inc. Changes in the corporate structure during the year ending June 30, 1997 were as follows: The Company ceased the operations of Bradford Classics Woodworking, Inc. and conducted an orderly liquidation of the subsidiary. The Company also transferred its foreign subsidiary, Control Chief (UK) Limited, to one of its former employees who is now operating the former subsidiary under the name Aden Electronics Limited. The transfer was done in lieu of a closure and liquidation of the subsidiary. In May 1997, the Company moved the operations of its facility located in Lewis Run, Pennsylvania to its nearby facility located in Bradford, Pennsylvania, and later sold the Lewis Run facility.

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

Product Development

The Company continues to enhance current product designs and develop new designs within its established product lines. In order to remain competitive in the market, the Company does not announce to the general public continuing research and development programs. Research and development programs are established to keep its products current with state of the art devices. New product designs and product line expansion are anticipated for the future and are being developed. These programs have not been released to the public and if prematurely released would potentially reduce the anticipated return on its research investment. Research and development expenditures for the Company's remote control applications totaled $284,727 and $204,172 for the fiscal years ended June 30, 1999 and 1998, respectively.

Competition

The Company experiences competition for its remote controls from several suppliers of similar products. Throughout the world there are numerous remote control manufacturers. Several of the largest manufacturers in the world are located in Germany and France. The Company believes that it is among the largest suppliers of remote control devices in the domestic market.

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

Patents, Trademarks and Licenses

Control Chief Corporation does not hold patents on its current line of products. The trademarks, "Control Chief," "Crane Chief," "Raymote" and "TeleChief" are registered for their lines of remote control products. Control Chief Corporation enters into exclusive marketing and sales agreements for designated territories in the normal course of business. These agreements typically arrange for exclusive sales and marketing rights to specific geographical areas as well as private labeling, marketing assistance, manufacturing rights and software licensing.

Governmental Approval of Principal Products or Services

Control Chief Corporation manufactures some products which transmit data via radio waves. As a result, these products must be approved by the Federal Communications Commission (FCC). Currently, these products offered for sale have been approved by the FCC.

Research and Development

Company-sponsored research and development expenditures for Control Chief Corporation for the fiscal years ending June 30, 1999 and 1998 were $284,727 and $204,172, respectively.

Employees

As of August 23, 1999, 58 individuals were employed by the Company full time. The Company considers its relations with its employees to be satisfactory. None of the Company's employees are covered by collective bargaining agreements.

ITEM 2.  DESCRIPTION OF PROPERTY

Location                Function          Square Feet   Ownership

200 Williams Street     Manufacturing,         20,000     Leased
Bradford, PA            Sales, Engineering
                        and Corporate Offices

455 William Pitt Way    Vacant Office           1,734     Leased
Pittsburgh, PA

(1) None of the above properties are encumbered in connection with the collateralization of the Company's indebtedness.

(2) Effective May 7, 1999, the Company closed its Pittsburgh, PA office facility. Prior to its closing, the office had been utilized as an engineering and sales office. The Company desires to sublease this office space, the lease of which terminates in December 1999.

(3) The Company's office and manufacturing space are adequate for its existing requirements and its projected business needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any litigation of a material nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 1999.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the NASDAQ Small-Cap Market under the symbol DIGM. The symbol DIGM relates to the Company's former name "Digimetrics, Inc.", which was changed in November 1992 to its present name, "Control Chief Holdings, Inc." The following table sets forth the range of high and low closing sales prices for each quarter within the last two fiscal years as reported by NASDAQ, which prices have been adjusted for the effect of the one-for-four stock split that occurred in February 1998. Prices may not be reflective of actual transactions occurring during the periods.

       For the Quarter Ended    High           Low

            06/30/99            6.50           4.06
            03/31/99            5.12           4.25
            12/31/98            5.25           4.62
            09/30/98            5.25           4.50
            06/30/98            5.13           4.25
            03/31/98            5.00           4.00
            12/31/97            4.50           3.40
            09/30/97            4.20           2.40

As of August 23, 1999, the Company's records indicated that there were approximately 1,000 registered holders of the 999,614 shares of common stock that was outstanding as of that date.

In addition to the above, the following is a summary of the Company's history of per share cash dividends paid, which has also been adjusted for the effect of the one-for-four stock split:

                        Cash Dividends Paid

                 September 25, 1998  $.050 per share
                 February 19, 1998   $.040 per share
                 September 26, 1997  $.040 per share
                 September 25, 1995  $.056 per share
                 September 26, 1994  $.056 per share
                 September 24, 1993  $.056 per share
                 September 25, 1992  $.032 per share

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company designs, engineers and produces remote control devices for material handling equipment and other industrial applications. These controls use either radio or infrared waves as communications media to transmit control data from portable units to receivers mounted on various types of apparatus. All models of products are microprocessor-based systems. These devices are utilized in concert with material handling equipment, industrial machines, process equipment and mobile apparatus. Products are sold through a network of independent manufacturers' representatives located in key geographical centers throughout the United States, Canada, Central and South America. Additionally, products are marketed and sold through direct efforts, distributors, private labeling agreements and licensees.

Selected Financial Information

The following table summarizes certain selected financial information and is qualified in its entirety by reference to the Consolidated
Financial Statements of the Company and the Notes thereto.

                        Financial Highlights
    (in thousands, except the current ratio and per share data)

Years ended June 30,                1999     1998     1997     1996     1995
                                   ------   ------   ------   ------   ------

Net sales                          $7,733   $8,688   $7,207   $6,832   $6,077

Earnings from
 continuing operations                547      614      386      206       15

Working capital                     2,337    2,217    1,915    1,349    1,162

Total assets                        4,203    4,246    3,814    4,036    4,413

Long-term debt                         10      260      457      385      572

Capital expenditures                  247      230      342       68       87

Current ratio                        3.19     2.64     2.57     1.75     1.69

Per Common Share
Years ended June 30,                1999     1998     1997     1996     1995
                                   ------   ------   ------   ------   ------

Basic earnings (loss) from:

Continuing operations               $.55     $.61     $.38     $.20     $.02
Discontinued operations               -        -      (.09)    (.42)     .12
                                   ------   ------   ------   ------   ------

Net earnings (loss)                 $.55     $.61     $.29    ($.22)    $.14
                                   ======   ======   ======   ======   ======

Diluted earnings (loss) from:

Continuing operations               $.54     $.60     $.38     $.20     $.02
Discontinued operations               -        -      (.09)    (.42)     .12
                                   ------   ------   ------   ------   ------

Net earnings (loss)                 $.54     $.60     $.29    ($.22)    $.14
                                   ======   ======   ======   ======   ======

Dividends paid
 per share                          $.050    $.080    $  -     $.056    $.056
                                   ======   ======   ======   ======   ======

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the years ended June 30, 1999, 1998 and 1997:

                                                  1999      1998      1997
                                                -------   -------   -------

  Net sales                                      100.0%    100.0%    100.0%
  Cost of products sold                           50.2%     54.3%     51.7%
                                                -------   -------   -------

  Gross margin                                    49.8%     45.7%     48.3%
                                                -------   -------   -------
  Operating expenses
   Selling expenses                               20.4%     19.7%     21.5%
   General and administrative                     14.0%     12.9%     14.2%
   Research and development                        3.6%      2.3%      2.6%
                                                -------   -------   -------

  Total operating expenses                        38.0%     34.9%     38.3%
                                                -------   -------   -------

  Earnings from operations                        11.8%     10.8%     10.0%

  Other income (expense)
   Interest expense                              (0.5%)    (0.7%)    (1.2%)
   Gain on sale of land and building                -        1.3%       -
   Other income                                    0.5%      0.1%      0.4%
                                                -------   -------   -------

  Earnings from continuing operations
   before income taxes                            11.8%     11.5%      9.2%

  Provision for income taxes                       4.7%      4.4%      3.9%
                                                -------   -------   -------

  Earnings from continuing operations              7.1%      7.1%      5.3%

  Loss from discontinued operations,
   net of taxes                                     -         -      (1.2%)
                                                -------   -------   -------

  Net earnings                                     7.1%      7.1%      4.1%
                                                =======   =======   =======



Year ended June 30, 1999 compared to the year ended June 30, 1998

NET SALES. Net sales for the fiscal year ended June 30, 1999, decreased by $954,672 or 11% as compared to the year ended June 30, 1998. This decrease is attributed to the completion during the previous year of a major order with a new customer. Sales and demand for the Company's spare parts and services remained fairly constant. Generally, the Company does not experience a significant fluctuation of business attributable to seasonal buying habits of its customers.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold also decreased by $830,950 or 17.6% as compared to the year ended June 30, 1998. This decrease in cost of products sold compares with the corresponding decrease in net sales for the year and management's cost reduction measures during the second half of the fiscal year. Gross margin was $3,846,756 or 49.8% of sales in 1999 compared to $3,970,478 or 45.7% of sales in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling expenses decreased $141,306 or 8.2% in 1999 compared to 1998. The decrease in selling expenses corresponds with the decrease in net sales for the year. General and administrative costs decreased by $34,621 or 3% in 1999 compared to 1998.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs increased by $80,555 or 39.4%. The majority of this increase relates to the addition of staff exclusively devoted to research and development. The Company expects to invest funds annually of $200,000 or greater in the foreseeable future to stay abreast of changes in technology and improve and expand its product lines.

OTHER INCOME AND EXPENSE. Interest expense decreased by $26,999 or 44.4%. The decrease in interest expense resulted from the Company's reduced bank debt and an improvement in the Company's cash flow. The Company's average short-term interest rates were 8.6% in 1999 and 8.8% in 1998. The Company's recognized no gains from the sales of assets in 1999. In 1998, the Company recognized a gain of $111,428 from the sale of land and building that was associated with the relocation of the Company's operations in Lewis Run, Pennsylvania to its nearby facility in Bradford, Pennsylvania.

INCOME TAXES. The Company's effective income tax rate was 39.7% in 1999 and 38.5% in 1998.

NET EARNINGS. Overall net earnings were $546,699 for 1999 as compared to $613,787 for 1998. Expressed as a percentage of net sales, net earnings were 7% of net sales for both 1999 and 1998.

EARNINGS PER COMMON SHARE. Basic earnings per common share was $.55 per share in 1999 as compared to $.61 per share in 1998.



Year ended June 30, 1998 compared to the year ended June 30, 1997

NET SALES. Net sales from continuing operations for the fiscal year ended June 30, 1998, increased by $1,480,801 or 20.6% as compared to the fiscal year ended June 30, 1997. This increase was primarily attributable to increases in sales with new customers and sales of parts and service. The Company does not experience a significant fluctuation of business attributable to seasonal buying habits of its customers.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold increased by $1,049,568 or 26.2% as compared to the same period last year. This increase in cost of products compares with the corresponding increase in net sales for the year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $201,977 or 8.8%. The increase in selling, general and administrative costs, when compared to the overall increase in net sales, reflects relatively stable costs in these areas.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs increased by $21,241 or 11.6%.

OTHER INCOME AND EXPENSE. Interest expense decreased by $27,152 or 30.9%. This decrease in interest expense results from the Company's reduced bank debt. The Company's weighted average short-term interest rates, based upon weighted average borrowing, were approximately 8.8% in 1998 and 7.7% in 1997.

INCOME TAXES. The Company's effective income tax rate was 38.5% in 1998 and 42.2% in 1997.

NET EARNINGS. Overall net earnings were $613,787 for 1998 as compared to $298,609 for 1997. Expressed as a percentage of net sales, net earnings were 7% of net sales for 1998 and 4.1% of net sales for 1997.

EARNINGS PER COMMON SHARE. Basic earnings per common share was $.61 per share in 1998 as compared to $.29 per share in 1997.

Effects of Inflation

The Company believes that its revenues and results of operations have not been significantly affected by inflation during the three years ended June 30, 1999.

Liquidity, Capital Resources and Financial Condition

The Company funds its needs for liquidity and capital resources through cash from operations, short-term and long-term borrowing.

The Company has a commercial demand line of credit in the amount of $750,000, with a variable interest rate equal to the lender's prime rate. The line of credit is used to finance accounts receivable and inventory of the Company. The line of credit is subject to an annual review by the bank each November. At June 30, 1999, no amount was outstanding under the line of credit. At June 30, 1998, a total of $150,000 was outstanding under the line of credit at the rate of interest of 8.5%.

In addition to the line of credit loan, the Company has a term loan, dated January 15, 1997, in the original amount of $650,000. The term loan bears interest at 8.47% and is being repaid in forty-eight (48) monthly principal and interest installments of $16,050. At June 30, 1999, a total of $161,228 was outstanding under this term loan.

The Company's working capital continued to increase in fiscal 1999. At June 30, 1999, the Company's net working capital was $2,336,884 as compared to net working capital of $2,217,450 at June 30, 1998 and net working capital of $1,915,393 at June 30, 1997. The Company's current ratio improved in fiscal year 1999. At June 30, 1999, the Company's current ratio was 3.18 as compared to 2.64 at June 30, 1998, and 2.56 at June 30, 1997.

The Company's cash expenditures for property, plant and equipment amounted to $247,246 in fiscal year 1999 and $229,603 in fiscal year 1998. For fiscal 1999, these capital expenditures primarily related to machinery and equipment ($80,000), transportation equipment ($36,000) and computer equipment and furniture ($131,400). For fiscal 1998, these capital expenditures primarily related to costs associated with facility expansion and improvements ($52,000), purchase of computer equipment ($64,000) and additional transportation equipment ($66,000). The Company currently does not have a material commitment for any further capital expenditures and believes its current working capital is sufficient for its operations in the foreseeable future.

Environmental Matters

The Company has been identified as a potentially responsible party by the Pennsylvania Department of Environmental Protection concerning substances that may be present in the groundwater at the site of its former facility located in Lewis Run, Pennsylvania. Such substances may be defined as "hazardous substances" pursuant to the Pennsylvania Hazardous Sites Cleanup Act (HSCA) and, as the former owner of the property, the Company may be liable for the costs of conducting an investigation and response at the site as defined by the HSCA.
A determination has not been made as to whether or not the Company is a responsible party, including an estimate of the cost of environmental remediation, the number of parties involved at the site, the determination of the extent of contamination, and the length of time that remediation my require.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133. "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required in fiscal 2000, however the Company does not expect the adoption of this Statement to have a material impact on the Company's financial position or results of operations.

Impact of the Year 2000 on the Company's Information Technology Systems

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

The Company's management has directed its computer and communication systems group ("the group") to review, assess, and address the potential problems within the Company's operations which could result from the Year 2000 century change. The Company has not hired outside consultants to assess the Company's Year 2000 compliance. The group has coordinated the identification of, and coordinated the implementation of, changes to computer hardware and software applications necessary to insure Year 2000 compliance and the integrity and reliability of the Company's informational, operational and manufacturing systems. The group has also coordinated the identification of potential Year 2000 problems related to the Company's non-informational technology systems and material third parties.

Concurrently, the Company has completed implementation of a new company-wide information system. This system addresses and solves the great majority of the Company's Year 2000 internal operational issues. The new computer system has replaced the Company's mainframe computer. The new system has also replaced the majority of the Company's information technology ("IT") in its internal operations, which includes applications used in manufacturing, payroll processing, client order processing, inventory management, financial business and various administrative functions. The costs of these upgrades and conversions, approximately $175,000 in the aggregate, are not included in the Company's Year 2000 costs as these upgrades and conversions were planned prior to its Year 2000 compliance plan and their implementation has not been accelerated because of the Year 2000 problem.

It is believed the group is substantially complete as to its assessment of the Company's IT systems. The Company does not separately track the internal costs incurred for the Year 2000 project and since such costs are principally the related payroll costs for its information systems group. The Company estimates that the cost of this phase of its plan to date has not exceeded $15,000.

The assessment phase with respect to non-informational technology systems is approximately 85% complete with final assessment plans and any appropriate remediation and testing scheduled to be completed by September 30, 1999. The group has reviewed and tested the embedded chips and microprocessors in the products it has previously manufactured and in the products it currently manufactures and has determined that these do not create a Year 2000 problem. The Company in response to its customers' requests, issues a standard Year 2000 letter. The group has not concluded its final assessment of embedded chips in its manufacturing equipment and of other non-informational technology systems but does not anticipate any major date-sensitive problems. It is estimated that the cost to date of this phase of its compliance plan has not exceeded $3,000. Further, the Company does not expect to incur material costs to complete this phase of its plan.

The group is approximately 90% complete as to the assessment of Year 2000 compliance by material third parties. The group has received written assurance from its financial institution that its systems will be Year 2000 compliant. The group has identified its other material third parties, such as customers, major suppliers, manufacturers' representatives and utility and communication companies, that might have a material adverse effect on the Company's manufacturing business, results of operations and financial position if they are not Year 2000 compliant. The group has completed and mailed a questionnaire to survey those material third parties as to their Year 2000 readiness. Approximately 500 requests were sent during the first calendar quarter of 1999. To date, the Company has received approximately a 85% response from the material third parties. These responses have indicated that these third parties were either Year 2000 compliant or in the process of completing their compliance plans and testing. A follow-up questionnaire was sent during the third quarter of calendar year 1999. In addition, alternative suppliers are being identified for those vendors not expected to be Year 2000 compliant. Costs to date have been immaterial with respect to the Company's overall operating expenditures. Additional costs to complete this phase are not expected to exceed approximately $3,500.

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

The group is finalizing its formal contingency plan with respect to the Year 2000 problem in conjunction with the Company's disaster plan. It is anticipated that this plan will primarily address how the Company should prepare for problems that may result from material third parties not being Year 2000 compliant.


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

     Notes to Consolidated Financial Statements




DIEFENBACH DELIO KEARNEY & DEDIONISIO
CERTIFIED PUBLIC ACCOUNTANTS




         Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Control Chief Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Control Chief Holdings, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Control Chief Holdings, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.




             /s/ Diefenbach Delio Kearney & DeDionisio
                   Certified Public Accountants



Erie, Pennsylvania
August 3, 1999



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30,                                            1999           1998
                                                 ----------     ----------
ASSETS
Current assets
 Cash and cash equivalents                       $  684,912     $   22,067
 Accounts receivables, less allowances
  of $40,000 and $50,000                            984,967      1,624,073
 Inventories                                      1,581,353      1,639,008
 Other current assets                               152,952        284,405
                                                 ----------     ----------
Total current assets                              3,404,184      3,569,553

Equipment and leasehold improvements, net           790,616        668,818

Other assets                                          7,841          8,073
                                                 ----------     ----------
Total assets                                     $4,202,641     $4,246,444
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Short-term debt                                 $     -        $  150,000
 Current maturities of long-term debt               173,018        170,755
 Accounts payable                                   421,783        547,266
 Accrued items                                      472,499        484,082
                                                 ----------     ----------
Total current liabilities                         1,067,300      1,352,103
                                                 ----------     ----------

Long-term debt, less current maturities              10,319        260,317
                                                 ----------     ----------

Deferred income taxes                                48,712         29,664
                                                 ----------     ----------
Stockholders' equity
 Common stock, $.50 par value,
 authorized 5,000,000 shares,
 issued 1,014,095 shares,
 of which 14,481 and 9,263
 shares were held in the treasury
 in 1999 and 1998, respectively                     507,048        507,048

 Capital in excess of par value                   1,120,586      1,120,586

 Retained earnings                                1,510,589      1,013,877
                                                 ----------     ----------
                                                  3,138,223      2,641,511
 Less treasury shares at cost                        61,913         37,151
                                                 ----------     ----------
Total stockholders' equity                        3,076,310      2,604,360
                                                 ----------     ----------
Total liabilities and
 stockholders' equity                            $4,202,641     $4,246,444
                                                 ==========     ==========


The accompanying notes are and integral part of these statements.



CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
Year ended June 30,

                                                    1999           1998
                                                 ----------     ----------

Net sales                                        $7,733,125     $8,687,797

Cost of products sold                             3,886,369      4,717,319
                                                 ----------     ----------

Gross margin                                      3,846,756      3,970,478
                                                 ----------     ----------

Operating expenses
 Selling expenses                                 1,572,527      1,713,833
 General and administrative                       1,082,288      1,116,909
 Research and development                           284,727        204,172
                                                 ----------     ----------

Total operating expenses                          2,939,542      3,034,914
                                                 ----------     ----------

Earnings from operations                            907,214        935,564

Other income (expense)
 Interest expense                                  (33,735)       (60,734)
 Gain on sale of land and building                    -            111,428
 Other income                                        33,239         12,800
                                                 ----------     ----------

Earnings before income taxes                        906,718        999,058

Provision for income taxes                          360,019        385,271
                                                 ----------     ----------

Net earnings                                        546,699        613,787

Retained earnings, beginning of year              1,013,877        481,239

Cash dividends paid                                (49,987)       (81,149)
                                                 ----------     ----------

Retained earnings, end of year                   $1,510,589     $1,013,877
                                                 ==========     ==========

Earnings per common share
 Basic                                               $ .55          $ .61
 Diluted                                             $ .54          $ .60

Dividends paid per common share                      $ .05          $ .08






The accompanying notes are an integral part of these statements.

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended June 30,
                                                        1999        1998
                                                     ---------   ---------
Cash flows from operating activities
Net earnings                                         $ 546,699   $ 613,787
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization                          125,448      99,353
Provision for bad debts                                 47,346      91,864
Deferred income taxes                                   24,589       8,157
(Gain) loss on sale of fixed assets                       -      (111,428)
Change in assets and liabilities:
(Increase) decrease in receivables                     591,760   (250,164)
(Increase) decrease in inventories                      57,655   (264,307)
(Increase) decrease in prepaid items
 and other assets                                      126,144   (117,739)
Increase (decrease) in accounts payable
 and accruals                                        (137,066)     209,107
                                                     ---------   ---------
Net cash provided by operating activities            1,382,575     278,630
                                                     ---------   ---------

Cash flows from investing activities
Proceeds from sale of fixed assets                        -        141,003
Purchase of equipment and
 leasehold improvements                              (247,246)   (229,603)
Receipts of principal on note receivable                  -         59,615
                                                     ---------   ---------
Net cash used in investing activities                (247,246)    (28,985)
                                                     ---------   ---------

Cash flows from financing activities
Net borrowing (repayments) of
 short-term debt                                     (150,000)    (95,000)
Long-term borrowing                                     18,056        -
Repayments of long-term debt                         (265,791)   (180,974)
Purchase of treasury stock                            (24,762)       (619)
Purchase and retirement of
 fractional common shares                                 -        (1,843)
Cash dividends paid                                   (49,987)    (81,149)
                                                     ---------   ---------
Net cash used in financing activities                (472,484)   (359,585)
                                                     ---------   ---------
Net increase (decrease) in cash                        662,845   (109,940)

Cash and cash equivalents:
 Beginning of year                                      22,067     132,007
                                                     ---------   ---------
 End of year                                         $ 684,912   $  22,067
                                                     =========   =========
Cash paid during the year for:
 Interest                                            $  35,417   $  61,033
 Income taxes                                          147,597     439,823



The accompanying notes are an integral part of these statements.

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998


1.  Summary of Significant Accounting Policies

Company Operations

The Company operates exclusively in a single industry in the United States as a manufacturer of remote control devices for material handling equipment and other industrial applications. During the years ended June 30, 1999 and 1998, the Company's operations had export sales totaling $332,960 and $370,643, respectively.

Principles of Consolidation

The financial statements include the accounts of Control Chief
Holdings, Inc. and its wholly-owned subsidiary, Control Chief
Corporation. All significant intercompany accounts are eliminated upon consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short term maturities of these assets and liabilities. The interest rates on substantially all of the Company's bank borrowings are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of the Company's short-term and long-term borrowings also approximate fair value.

Supplemental Cash Flow Information

During the year ended June 30, 1998, the Company acquired 9,133 shares of its common stock valued at $36,532 for the treasury as payment of a note receivable.

Inventories

Inventories are valued at the lower of average cost (first-in, first-out method) or market. Inventories include material, direct labor, and overhead and consist of the following at June 30, 1999 and 1998:

                                                1999           1998
                                            ----------     ----------

Work in process                             $  160,725     $  281,767
Raw materials and subassemblies              1,420,628      1,357,241
                                            ----------     ----------

                                            $1,581,353     $1,639,008
                                            ==========     ==========

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

Advertising Costs

Advertising, including trade shows, promotions and literature costs are expensed as incurred. The total for these expenses were $93,632 in 1999 and $65,823 in 1998.

Research and Development

Research and development costs are expensed as incurred. Research and development expense amounted to $284,727 in 1999, and $204,172 in 1998.

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

Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of stock options using the treasury stock method, if dilutive. The following table reflects the calculation of basic and diluted earnings per share.

                                            Net                  Per Share
                                         Earnings      Shares      Amount
                                        ---------   ----------   ---------

Fiscal year 1999 - Basic                $ 546,699    1,000,185     $ .55
Fiscal year 1999 - Diluted              $ 546,699    1,012,909     $ .54
Fiscal year 1998 - Basic                $ 613,787    1,013,861     $ .61
Fiscal year 1998 - Diluted              $ 613,787    1,023,033     $ .60

Accounting Estimates

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

Impairment of Long Lived Assets

Management periodically reviews the carrying value of long-term assets for potential impairment by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to result form the use of these assets. Should the sum of the related expected future cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset with fair value being determined using discounted cash flows. To date, management has determined that no impairment of these assets exists.

Reclassifications

Certain amounts in the Company's 1998 financial statements have been reclassified to conform to the 1999 presentation.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reporting of comprehensive income in a full set of general purpose financial statements. Comprehensive income is defined in the Statement as all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for the Company in fiscal 1999, but the adoption of the new rules for components of comprehensive income does not have an effect on the Company's financial position or results of operations.

Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires disclosures of segments under a "management approach" whereby segments are reported publicly as they are internally. Because the Company currently operates exclusively in a single industry in the United States as a manufacturer of remote control devices for material handling equipment and other industrial applications, this new standard has no effect on the Company's interim and year-end financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of derivatives and whether it qualifies for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required in fiscal 2000, however the Company does not expect the adoption of this Statement to have a material impact on the Company's financial position or results of operations.

2.  Cash Dividends and Stock Split

For the fiscal year ended June 30, 1999, the Board of Directors of the Company approved a cash dividend totaling $49,987 ($.05 per share) payable on September 25, 1998 to holders of record at the close of business on September 7, 1998. For the fiscal year ended June 30, 1998, the Board of Directors of the Company approved a cash dividend totaling $40,578 ($.04 per share) payable on September 26, 1997 to holders' of record at the close of business on September 8, 1997, and also approved a cash dividend totaling $40,571 ($.04 per share) payable on February 19, 1998 to holders of record at the close of business on February 6, 1998.

In addition to the above, on February 6, 1998, the Company declared a one-for-four stock split payable in the form of a stock dividend to shareholders of record as of that same date. The Company's Board of Directors authorized the stock split in order to enable the Company to meet the changes in the NASDAQ, Small Cap Market, listing requirements. All references to common shares have been retroactively restated to reflect the stock split.




3.  Other Current Assets

Other current assets at June 30, consist of the following:

                                                      1999           1998
                                                   --------       --------

      Prepaid income taxes                         $ 54,100       $210,679
      Other prepaid items                            51,059         20,392
      Deferred income taxes                          47,793         53,334
                                                   --------       --------

                                                   $152,952       $284,405
                                                   ========       ========

4.  Equipment and Leasehold Improvements

Equipment and leaseholds at June 30, consist of the following:

                                                     1999           1998
                                                 ----------     ----------

      Machinery and equipment                    $1,917,208     $1,669,962
      Leasehold improvements                        195,487        195,487
                                                 ----------     ----------
                                                  2,112,695      1,865,449

      Less accumulated depreciation               1,322,079      1,196,631
                                                 ----------     ----------

                                                 $  790,616     $  668,818
                                                 ==========     ==========

5.  Other Assets

Other assets at June 30, consist of the following:

                                                     1999           1998
                                                  ---------      ---------
Cash surrender value of officers'
 life insurance, less policy
  loans of $80,923 and $77,724                    $   7,841      $   8,073
                                                  =========      =========


6.  Short-Term Debt

The Company has $750,000 available under a line of credit agreement with a bank. Borrowings under the line bear interest at the prime rate (7.75% and 8.50% at June 30, 1999 and 1998, respectively), and are secured by substantially all of the assets of the Company. During the years ended June 30, 1999 and 1998, the line of credit reached month-end maximums of $150,000 and $415,000 respectively. Weighted average borrowing amounted to $4,986 in 1999 and $145,770 in 1998, with average interest rates of 8.62% in 1999 and 8.81% in 1998 calculated by dividing the interest expense during the year for such borrowing by the weighted average short-term borrowing. At June 30, 1999, the Company had no amount outstanding under the line of credit. At June 30, 1998, the Company had $150,000 outstanding under the line of credit. The line of credit agreement is subject to an annual review in November each year.

7.  Accrued Items

Accrued items at June 30, consist of the following:

                                                     1999           1998
                                                   --------       --------

Accrued income taxes                               $ 89,856       $ 58,602
Accrued commissions                                  83,009        122,058
Accrued salaries, wages, and withholdings           294,895        295,768
Other accrued items                                   4,739          7,654
                                                  ---------      ---------

                                                   $472,499       $484,082
                                                  =========      =========

8.  Long-Term Debt

Long-term debt at June 30, consists of the following:

                                                     1999           1998
                                                  ---------      ---------
8.47% term loan, amortized over
 four years, due May 2000, payable
 in monthly installments of $16,050,
 including interest                                $161,228       $418,242

2.90% term loan, amortized over
 three years, due April 2002, payable
 in monthly installments of $524,
 including interest                                  16,610           -

9.50% term loan, amortized over
 three years, due April 2000, payable
 in monthly installments of $611,
 including interest                                   5,499         12,830
                                                  ---------      ---------

     Total                                          183,337        431,072

     Less current maturities                        173,018        170,755
                                                  ---------      ---------

     Long-term debt                                $ 10,319       $260,317
                                                  =========      =========

The above indebtedness is secured by substantially all of the assets of the Company. The aggregate amounts of long-term debt which will become due during each of the next three years ending June 30, are: 2000 - $173,018; 2001 - $6,291; 2002 - $4,028.

9.  Operating Leases

The Company has entered into several operating lease agreements, primarily relating to real estate and equipment. These leases are noncancelable and expire at various dates through July 2003. Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental payments for the remaining four years under these operating leases are as follows:

                              Year ended June 30,

                                   2000   $96,855
                                   2001    87,065
                                   2002    86,476
                                   2003     3,333

Total rent expense under operating leases amounted to $118,030 in 1999 and $124,529 in 1998.

10.  Income Taxes

For the years ended June 30, 1999 and 1998, pretax earnings from operations were $906,718 and $999,058, respectively. The provision for taxes on earnings from operations consists of the following:

                                                     1999           1998
                                                   --------       --------
Currently payable
  Federal                                          $245,822       $295,785
  State                                              89,608         81,329
  Deferred                                           24,589          8,157
                                                   --------       --------

                                                   $360,019       $385,271
                                                   ========       ========

The difference between the provision for income taxes and the amounts computed by applying the federal income tax rate in effect for the years ended June 30, 1999 and 1998 consists of the following:

                                                     1999           1998
                                                   --------       --------

  Statutory federal income tax                     $308,234       $339,680
  State income taxes, net of
   federal tax benefit                               59,305         53,677
  General business tax credit                      (28,473)       (16,628)
  Other items                                        20,953          8,542
                                                   --------       --------

                                                   $360,019       $385,271
                                                   ========       ========

At June 30, the net deferred tax asset (liability) component consists of the following:

                                                     1999           1998
                                                  ---------      ---------

  Allowance for doubtful accounts                 $ 16,237       $ 20,297
  Compensated absences (vacation pay)               31,556         33,037
  Depreciation                                     (48,712)       (29,664)
                                                  ---------      ---------
                                                  $   (919)      $ 23,670
                                                  =========      =========

  Balance Sheet Classification
   Current asset                                  $ 47,793       $ 53,334
   Noncurrent liability                            (48,712)       (29,664)
                                                  ---------      ---------

                                                  $   (919)      $ 23,670
                                                  =========      =========

11.  Employee Savings Plan

The Company has a savings plan, available to substantially all employees, which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company has a discretionary match that is limited to 6% of compensation and may, at its discretion, make additional contributions to the plan. In connection with the discretionary match, the Company's contribution to the plan was $19,066 in 1999 and $16,227 in 1998. There were no additional discretionary contributions to the plan for 1999 and 1998.

12.  Common Stock Options

The Company has an incentive stock option plan for the granting of options to purchase up to 50,000 shares of the Company's common stock, of which 41,000 shares have been reserved for granting to employees and 9,000 shares have been reserved for granting to nonemployee Directors. Under the plan, the option price is not less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years or ten years from the date of the grant. At June 30, 1999, options to purchase 33,625 shares of Common Stock were available for grant under the Company's stock option plan.

A summary of the Company's stock option activity for the years ended June 30, 1999 and 1998 is as follows:

                                    Number
                                  of shares  ---------Option Price---------
                                    under               Weighted
                                    option    Per share  Average  Aggregate
                                  ---------  ----------  -------  ---------

Outstanding-June 30, 1997           12,625   $1.73-2.55    $2.06   $26,025

Granted during the year              4,875       3.80       3.80    18,525
Exercised during the year              -          -          -        -
Forfeitures and expirations         (7,750)   1.73-2.55     1.86   (14,388)
                                   --------  ----------   ------   --------

Outstanding-June 30, 1998            9,750   $2.34-3.80    $3.09   $30,162

Granted during the year              4,375      4.88        4.88    21,350
Exercised during the year              -         -           -        -
Forfeitures and expirations         (1,625)   2.34-3.80     3.46    (5,629)
                                   --------  ----------   ------   --------

Outstanding-June 30, 1999           12,500   $2.34-4.88    $3.67   $45,883
                                   ========  ==========   ======   ========

Exercisable-June 30, 1999           12,500   $2.34-4.88    $3.67   $45,883
                                   ========  ==========   ======   ========

Exercisable-June 30, 1998            9,750   $2.34-3.80    $3.09   $30,162
                                   ========  ==========   ======   ========



The Company has elected to continue following the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with employees and directors. No compensation cost has been recognized for options issued under the plan when the exercise price of the options are at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," the Company's 1999 and 1998 net earnings and earnings per share would have been changed to the pro forma amounts indicated below:

                                                        1999        1998
                                                      --------    --------
As reported:
 Net earnings                                         $546,699    $613,787
 Earnings per common share
   Basic                                                  $.55        $.61
   Diluted                                                $.54        $.60

Pro forma:
 Net earnings                                         $540,607    $609,343
 Earnings per common share
   Basic                                                  $.54        $.60
   Diluted                                                $.53        $.60


The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results:

                                                        1999        1998
                                                     ---------   ---------

Dividend yield                                              1%          2%

Risk free interest rate                                   5.5%          6%

Weighted average expected
  option life                                       6.25 years   6.3 years

Expected volatility                                     33.76%         30%

Expected fair value of
  options on grant date                                $10,153      $7,406

13.  Related Party Transactions

The Company leases its corporate headquarter facility located in Bradford, Pennsylvania from a principal stockholder and Director. This lease agreement expires July 2002 and is renewable at the then fair rental value for a five year period. In addition to the annual rental, the Company is responsible for the real estate taxes, insurance and other occupancy expenses applicable to the leased premises. Rent expense under this operating lease was $80,00 for 1999 and 1998. The minimum rental commitment under this agreement is included with the Company's other operating leases as described in Note 9 of the financial statements.

The Company also receives certain legal and insurance services from enterprises which are related to the Company because of common Directors or Officers of the Company. The total service provided by these related parties was $205,462 in 1999 and $169,862 in 1998.

At June 30, 1999 and 1998, the Company owed National City Bank of Pennsylvania, a related party through a Director of the Company also being an Officer of National City Bank, $-0- and $150,000, respectively, under a line of credit borrowing agreement that bears interest at the prime rate. In addition, at June 30, 1999 and 1998, the Company owed National City Bank $161,228 and $418,242, respectively, under a term loan that bears interest at 8.47%. A description of these loans is described in Notes 6 and 8 of the financial statements. National City Bank is also the Company's principal depository.

14.  Environmental Matters

The Company has been identified as a potentially responsible party by the Pennsylvania Department of Environmental Protection concerning substances that may be present in the groundwater at the site of its former facility located in Lewis Run, Pennsylvania. Such substances may be defined as "hazardous substances" pursuant to the Pennsylvania Hazardous Sites Cleanup Act (HSCA) and, as the former owner of the property, the Company may be liable for the costs of conducting an investigation and response at the site as defined by the HSCA. A determination has not been made as to whether or not the Company is a responsible party, including an estimate of the cost of environmental remediation, the number of parties involved at the site, the determination of the extent of contamination, and the length of time that remediation my require.

15.  Year 2000 Issue (Unaudited)

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company has completed an evaluation of the Year 2000 compliance of its information technology, and management of the Company has determined that any exposure that the Company may have relative to Year 2000 conversion costs is not significant to the overall financial statement presentation.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by Item 9 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1999 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1999.

ITEM 10.  EXECUTIVE COMPENSATION

Information required by Item 10 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1999 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information required by Item 11 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1999 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1999.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 12 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1999 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of fiscal year 1999.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following Exhibits are filed herewith or incorporated by reference herein. (For incorporation references, see Exhibit Index attached hereto.)

Exhibit

3-1  Certificate of Incorporation of Digimetics, Inc.

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

10-4 1994 Stock Option Plan.

10-5 Douglas S. Bell Employment Agreement.

21-1 Subsidiaries of the Registrant.

23-1 Consent of Independent Auditors.

27-1 Financial Data Schedule.

(b) Reports on Form 8-K.

The Registrant filed a current report on Form 8-K, dated July 12, 1999, pertaining to the transfer by C. Lawrence and Dorothy V. Shields of 320,368 shares of Control Chief Holdings, Inc. common stock to Douglas
S. and Janine M. Bell.


SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Control Chief Holdings, Inc.
                                         (Registrant)

Date:  September 24, 1999                By:/S/Douglas S. Bell
                                         Douglas S. Bell
                                         Chairman of the Board,
                                         Chief Executive Officer and
                                         President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                 Title                    Date

/s/ Douglas S. Bell       Chief Executive Officer  September 24, 1999
Douglas S. Bell           and Director

/s/ Stephen J. Pachla     Chief Financial Officer  September 24, 1999
Stephen J. Pachla

/s/ Christopher G. Hauser Director                 September 24, 1999
Christopher G. Hauser

/s/ Arvid R. Nelson       Director                 September 24, 1999
Arvid R. Nelson

/s/ N. James Sekel        Director                 September 24, 1999
N. James Sekel

/s/ C. Lawrence Shields   Director                 September 24, 1999
C. Lawrence Shields

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

3-2  By-laws of Digimetrics, Inc.         Incorporated by reference
                                          from Digimetrics, Inc.'s
                                          Form 10

3-3  Certificate of Amendment of the      Incorporated by reference
     Certificate of Incorporation         from Form 10-KSB for the
     of Digimetrics, Inc.                 fiscal year ended June 30,
                                          1993 as Exhibit 3-3

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

10-2 Agreement for Purchase and           Incorporated by reference
     Sale between C. Lawrence             from Form 8-K filed on July
     Shields and Dorothy V. Shields       27, 1992 as Exhibit 2-1
     for the real estate at 200
     Williams Street, Bradford, PA

10-3 Lease Agreement dated July 15,       Incorporated by reference
     1992 between C. Lawrence Shields     from Form 8-K filed on July
     and Dorothy V. Shields for the       27, 1992 as Exhibit 2-2
     real estate at 200 Williams
     Street, Bradford, PA

10-4 1994 Stock Option Plan               Incorporated by reference
                                          from 1994 Proxy, Exhibit A

10-5 Douglas S. Bell Employment           Filed herewith
     Agreement

21-1 Subsidiaries of the Registrant       Filed herewith

23-1 Consent of Independent Auditors      Filed herewith

27-1 Financial Data Schedule              Filed herewith



DOUGLAS S. BELL EMPLOYMENT AGREEMENT                       Exhibit 10-5

                   EXECUTIVE EMPLOYMENT AGREEMENT

     This Agreement is made as of May 21, 1999 between Control Chief Holdings, Inc. (the "Company"), a New York corporation with an office at 200 Williams Street, Bradford, Pennsylvania 16701, and Douglas S. Bell (the "Executive"), an individual residing at 101 Russell
Boulevard, Bradford, Pennsylvania 16701.

     In consideration of the mutual promises, benefits and covenants herein contained, the parties hereby agree as follows:

     1. Employment. The Company hereby employs the Executive, and the Executive hereby accepts employment by the Company, as President and Chief Executive Officer of the Company.
The Executive shall perform the duties and responsibilities customarily associated with such position and report to the Board of Directors of the Company. The Executive shall have and perform such other responsibilities, as the Board of Directors of the Company shall from time to time determine. Executive hereby accepts the employment described herein, and agrees to perform such duties faithfully, competently and to the best of his ability and agrees to abide by the terms and conditions of this Agreement. During his employment hereunder, Executive shall devote all of his undivided business time and attention to the performance of his duties on behalf of the Company except as may be approved by the Company's Board of Directors. Executive covenants and agrees that in performing his duties hereunder he will comply with all applicable Company policies and standards, including safety, professional, ethical and quality standards and all security policies in effect and applicable to employees of the Company in general from time to time.

     2. Term. The term of this Agreement ("Term") shall commence as of June 1, 1999 and shall continue until May 31, 2009 (the "Term") unless earlier terminated pursuant to Section 6 hereof or extended by mutual agreement of the parties. In the event of any such termination, the Company shall have no further liability to Executive hereunder, other than for earned but unpaid compensation.

     3. Compensation. For all services to be rendered by the Executive in any capacity to the Company during the Term, the Company shall pay the Executive a salary at the rate of $250,000 per year. The Executive's salary shall be payable in arrears in equal bi-weekly installments in accordance with the general policies of the Company and subject to such deductions and withholdings at may be required by law or agreed-to by the Executive. The Executive will be eligible for annual salary reviews and may receive increases and/or bonuses with the approval of the Company's Board of Directors.

     4. Benefits. Executive shall be entitled all of the fringe benefits or other perquisites that are accorded to employees of the Company generally in accordance with established rules, guidelines, waiting periods, premiums and co-payments.

     5. Expenses. The Company shall reimburse the Executive for all reasonable, ordinary and necessary business expenses (as the Company reasonably determines to be proper) incurred by him during the term of this Agreement and in the performance of his duties hereunder upon presentation of vouchers in accordance with the Company's customary procedures.

     6.         Termination.

          (a) Death or Disability. This Agreement shall terminate in the event of the death or disability of the Executive during the Term. In such event, the Company shall pay to the Executive or the Executive's estate or other legal representative the salary due to the Executive up to the date of termination. As used herein "disability" shall mean any illness, disability or incapacity by reason of which the Executive is unable to perform, with reasonable accommodation, a substantial portion of his duties for a period of six (6) substantially consecutive months.

          (b) Termination by Company. The Company shall have the right to terminate the employment of Executive hereunder at any time for "cause" and, such termination shall be effective immediately upon notice thereof. For purposes of this Agreement, "cause" shall mean any act of dishonesty, disloyalty or any failure to abide by the reasonable instructions of the Company's Board of Directors, Executive's conviction of a felony, voluntary resignation (other than retirement in accordance with a policy adopted by the Company's Board of Directors) or any material breach by Executive of any provision of this Agreement. In the event of termination pursuant to this subparagraph 6(b), the Executive's right to receive any unaccrued payments and benefits pursuant to this Agreement shall, effective upon termination of employment, terminate in all respects.

          (c) Termination by Executive. In the event of a sale of all or substantially all of the assets or business (including a sale by merger) of the Company to any person other than any current shareholder of the Company (or any officer, director, shareholder, subsidiary or affiliate of any current shareholder of the Company), Executive shall have the right to terminate his employment hereunder within 30 days after the consummation of such transaction on written notice to the Company. Upon any such termination, Executive shall have no further obligations to the Company under this Agreement except for his obligations under Sections 7, 8 and 9 hereof.

     7.         Non-Competition.

          (a) In consideration of Executive's employment pursuant to this Agreement and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, Executive covenants and agrees with the Company that, so long as he is employed by the Company and for a period of 36 months thereafter, he shall not, directly or indirectly, either for himself or for any other business, firm, individual, corporation, limited liability company, partnership or other entity, (i) induce any customer or supplier of the Company to terminate its association with the Company, or (ii) induce any employee, agent, representative or other person associated with the Company to terminate his or her association with the Company, or (iii) own, manage, operate, control, participate in the ownership, management, operation or control of (excluding the ownership of less than 2.5% of the stock of a publicly traded corporation), or be employed by any business or entity which competes with any product or service of the Company or any successor or assign of the Company, made, sold or in a state of research or development by the Company.

          (b) Executive acknowledges that any breach or threatened breach by Executive of any of the provisions in Section 7 above or Sections 8 or 9 below cannot be remedied solely by the recovery of damages, and agrees that in the event of any breach or threatened breach the Company may pursue both injunctive relief, without posting any bond or other security, and any and all other remedies available at law and in equity for any such breach or threatened breach, including the recovery of damages. If any provision of this Sections 7, 8 or 9 is found to be unreasonably broad, it shall nevertheless be enforceable to the extent reasonably necessary to protect the Company.

     8.         Ownership of Ideas and Confidentiality.

          (a) Executive shall promptly disclose to the Company all ideas, discoveries, designs, improvements, innovations and inventions by Executive while functioning as an employee of the Company pursuant to this Agreement (collectively referred to herein as "inventions"), whether patentable or not, either relating to the existing or contemplated business, products, plans, processes, or procedures of the Company, or suggested by or resulting from Executive's work at the Company, or resulting wholly or in part from the use of the Company's time, material, facilities or ideas, which Executive made or conceived or may make or conceive, whether or not during working hours, alone or with others, at any time during the term of this Agreement and Executive agrees that all such inventions shall be works made for hire and shall be the exclusive property of the Company.

          (b) Executive hereby assigns to the Company all his right, title and interest in and to all inventions resulting from Executive's services hereunder, and all patents which may be obtained on them, in this and all foreign countries. At the Company's expense, but without charge to it, Executive agrees to execute, acknowledge and deliver to the Company any specific assignments to any such inventions or other relevant documents and take any such further action as may be considered necessary by the Company at any time to obtain or defend letters patent in any and all countries or to obtain documents relating to registration, ownership or transfer of copyrights, or to vest title in such inventions in the Company or its assigns or to obtain for the Company any other legal projection for such inventions.

          (c) Executive shall not either during the term of this Agreement or at any time thereafter disclose or authorize anyone else to disclose or use or make known for him or another's benefit any confidential information, knowledge, or data of the Company, whether or not patentable, in any way acquired during employment by the Company. Confidential information, knowledge or data of the Company shall, for purposes of this Agreement, include but not be limited to matters not readily available to the public which are:

             (i) of a technical nature such as but not limited to methods, know-how, formulae, compositions, drawings, blueprints, compounds, processes, discoveries, machines, inventions, computer programs, and similar items;

             (ii) of a business nature such as but not limited to information about sales or lists of customers, prices, costs, purchasing, profits, markets, product strengths and weaknesses; or

             (iii) pertaining to future developments such as but not limited to research and development, or future marketing or merchandising plans or ideas.

Immediately upon termination or expiration of this Agreement, Executive shall deliver to the Company all copies of data, information and knowledge, including without limitation all documents, correspondence, specifications, blueprints, notebooks, reports, sketches, formulae, computer programs, sales and other manuals, price lists, samples, and all other materials and copies thereof relating in any way to the business of the Company in any way obtained by Executive during the period of his employment with the Company.

     9.     Miscellaneous.

          (a) Notices. Any and all notices provided for herein shall be in writing and shall be physically delivered or mailed by registered mail to the other party at the address set forth above or such other address as either party may furnish in writing to the other.

          (b) Validity. If any part of this Agreement shall be found to be invalid or unenforceable, that part shall be deemed to be severable and the remaining portions of this Agreement shall remain in full force and effect. The parties further agree that a court of competent jurisdiction shall have authority to reduce the area or duration of the offending provision to the extent necessary to cause such provision, in its amended form, to be valid and enforceable.

          (c) Transferability. The rights and benefits of the Company under this Agreement shall be transferable and all covenants and agreements hereunder shall inure to the benefit of and be enforceable by or against its successors or assigns.

          (d) Applicable Law; Jurisdiction. This Agreement and the rights and obligations of the parties hereunder shall be construed and interpreted in accordance with the laws of the State of New York without reference to its conflict of laws rules. Both the Company and the Executive hereby irrevocably consent to the nonexclusive jurisdiction and venue of the courts of the Commonwealth of Pennsylvania and of any federal court located in such state in connection with any action or proceeding arising out of or relating to this Agreement.

          (e)    Survival.  The Executive's obligations under
Sections 7, 8 and 9 hereof shall survive the expiration or termination of this Agreement, as provided above.

          (f) Effect of Waiver. The waiver by either party of a breach of any provision of this Agreement shall not operate as or be construed as a waiver of any subsequent or other breach thereof.

          (g) Entire Agreement; Amendments. This Agreement constitutes the entire agreement of the parties hereto with respect to the matters contained herein, and supersedes all prior agreements, arrangements or understandings of the parties, whether written or oral, with respect thereto. No modification, amendment or waiver of any of the provisions of this Agreement shall be effective unless in writing and signed by the parties hereto.

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.

                                         CONTROL CHIEF HOLDINGS, INC.

                                         By:/s/ Christopher G. Hauser
                                            Christopher G. Hauser
                                         Title: Secretary

                                         EXECUTIVE
                                         /s/ Douglas S. Bell
                                         Douglas S. Bell









SUBSIDIARIES OF THE REGISTRANT                       Exhibit 21-1


Control Chief Corporation
100% - Owned by Control Chief Holdings, Inc.
Incorporated in the State of Pennsylvania




CONSENT OF INDEPENDENT AUDITORS                      Exhibit 23-1






  We consent to the incorporation by
reference in the Registration Statement on Form S-8 dated April 25, 1995 pertaining to the Control Chief Holdings, Inc. Stock Option Plan of 1994, of our report dated August 3, 1999, with respect to the consolidated financial statements included in this Form 10-KSB of Control Chief Holdings, Inc.




             /s/ Diefenbach Delio Kearney & DeDionisio
                    Certified Public Accountants




Erie, Pennsylvania
August 3, 1999