Form 10QSB
period 1999-03-30
CONTROL CHIEF HOLDINGS INC
filed 1999-11-15
CIK 814853

U. S. Securities and Exchange Commission
                      Washington, D. C.  20549

                            Form 10-QSB

(Mark One)

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
       OF THE EXCHANGE ACT

  For the transition period from ______________ to _______________

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

    The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of November 12, 1999 was 999,333 shares.

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
Control Chief Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

                                                 September 30,   June 30,
                                                      1999         1999
                                                   -----------  ----------
                                                   (Unaudited)
Assets

Current assets
Cash and cash equivalents                           $  605,135  $  684,912
Accounts receivables, less allowance for
doubtful accounts of $83,275 and $40,000             1,144,720     984,967
Inventories                                          1,572,407   1,581,353
Other current assets                                    87,903     152,952
                                                    ----------  ----------
Total current assets                                 3,410,165   3,404,184
                                                    ----------  ----------
Equipment and leasehold improvements, net              827,761     790,616
                                                    ----------  ----------
Other assets                                             7,841       7,841
                                                    ----------  ----------

Total assets                                        $4,245,767  $4,202,641
                                                    ==========  ==========

Liabilities and Stockholders' Equity

Current liabilities
Current maturities of long-term debt                $  134,982  $  173,018
Accounts payable trade                                 390,725     421,783
Accrued items                                          452,307     472,499
                                                    ----------  ----------
Total current liabilities                              978,014   1,067,300
                                                    ----------  ----------
Long-term debt, less current maturities                   -         10,319
                                                    ----------  ----------
Deferred income taxes                                   51,912      48,712
                                                    ----------  ----------
Stockholders' Equity

Common stock, $.50 par value, authorized
5,000,000 shares, issued 1,014,095 shares,
of which 14,762 and 14,481 shares,
respectively, were held in the treasury                507,048     507,048
Capital in excess of par value                       1,120,586   1,120,586
Retained earnings                                    1,651,525   1,510,589
                                                    ----------  ----------
                                                     3,279,159   3,138,223
Less treasury shares at cost                            63,318      61,913
                                                    ----------  ----------
Total stockholders' equity                           3,215,841   3,076,310
                                                    ----------  ----------

                                                    $4,245,767  $4,202,641
                                                    ==========  ==========


See accompanying notes to financial statements.



Control Chief Holdings, Inc. and Subsidiary
Consolidated Statements of Operations and Retained Earnings
(Unaudited)
                                                     Three Months Ended
                                                          September 30,
                                                        1999        1998
                                                    ----------  ----------

Net sales                                           $1,978,407  $2,381,527

Cost of products sold                                  948,734   1,391,603
                                                    ----------  ----------

Gross margin                                         1,029,673     989,924
                                                    ----------  ----------
Operating expenses
 Selling expenses                                      314,370     387,415
 General and administrative                            326,771     212,780
 Research and development                               73,773      74,266
                                                    ----------  ----------

Total operating expenses                               714,914     674,461
                                                    ----------  ----------

Earnings from operations                               314,759     315,463

Other income (expense)
 Interest expense                                      (3,201)     (9,870)
 Other income                                           15,241         400
                                                    ----------   ---------

Earnings before income taxes                           326,799     305,993

Provision for income taxes                             136,300     125,800
                                                    ----------  ----------

Net earnings                                           190,499     180,193

Retained earnings, beginning of period               1,510,589   1,013,877

Cash dividends paid                                   (49,563)    (49,987)
                                                    ----------  ----------

Retained earnings, end of period                    $1,651,525  $1,144,083
                                                    ==========  ==========


Earnings per common share
 Basic                                                   $ .19       $ .18
 Diluted                                                 $ .19       $ .18

Dividends paid per common share                          $ .05       $ .05

Weighted average number of common
shares outstanding
 Basic                                                 999,495   1,001,552
 Diluted                                             1,011,995   1,011,302


See accompanying notes to financial statements.


Control Chief Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
                                                      Three Months Ended
                                                          September 30,
                                                        1999        1998
                                                     ---------   ---------

Cash flows from operating activities
Net earnings                                         $ 190,499   $ 180,193
Adjustments to reconcile net earnings
 to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                        31,132      21,803
   Provision for bad debts                              36,000         -
   Deferred income taxes                                 3,200       (300)
   Change in assets and liabilities:
    (Increase) decrease in receivables               (195,753)      69,671
    Decrease in inventories                              8,946      95,175
    Decrease in other current assets                    65,049     123,512
    Decrease in accounts payable and accruals         (51,250)   (127,787)
                                                     ---------   ---------

Net cash provided by operating activities               87,823     362,267
                                                     ---------   ---------

Cash flows from investing activities
Purchase of equipment
 and leasehold improvements                           (68,278)    (22,525)
                                                     ---------   ---------

Net cash used in investing activities                 (68,278)    (22,525)
                                                     ---------   ---------

Cash flows from financing activities
 Net repayments of short-term debt                       -       (150,000)
 Net repayments of long-term debt                     (48,355)    (41,217)
 Purchase of treasury stock                            (1,405)    (24,168)
 Dividends paid                                       (49,563)    (49,987)
                                                     ---------   ---------

Net cash used in financing activities                 (99,322)   (265,372)
                                                     ---------   ---------

Net increase (decrease) in cash                       (79,777)      74,370

Cash at beginning of period                            684,912      22,067
                                                     ---------   ---------

Cash at end of period                                $ 605,135   $  96,437
                                                     =========   =========
Cash paid during the period for:
 Interest                                            $   3,201   $   9,870
 Income taxes                                           21,825      60,682




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

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the annual report of the Company on Form 10-KSB for the fiscal year ended June 30, 1999.

2.  Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of stock options using the treasury stock method, if dilutive.

3.  Cash Dividends Paid

The Board of Directors of the Company approved a cash dividend totaling $49,563 ($.05 per share) payable on September 24, 1999 to holders of record at the close of business on September 6, 1999.

4.  Environmental Matters

The Company has been identified as a potentially responsible party by the Pennsylvania Department of Environmental Protection concerning substances that may be present in the groundwater at the site of its former facility located in Lewis Run, Pennsylvania. Such substances may be defined as "hazardous substances" pursuant to the Pennsylvania Hazardous Sites Cleanup Act (HSCA) and, as the former owner of the property, the Company may be liable for the costs of conducting an investigation and response at the site as defined by the HSCA. A determination has not been made as to whether or not the Company is a responsible party, including an estimate of the cost of environmental remediation, the number of parties involved at the site, the determination of the extent of contamination, and the length of time that remediation my require. To date, the Company has incurred approximately $1,200 in professional fees which have been charged to operations as an expense.

Part I - Financial Information
Item 2.  Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis or plan of operations contained in the Control Chief Holdings, Inc. and Subsidiary annual report on Form 10-KSB for the fiscal year ended June 30, 1999.

Forward-Looking Information

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology is intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company's customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company successfully to develop new products or to anticipate current or prospective customers' products needs; environmental investigation, remediation and monitoring costs relating to the Company's former facility in Lewis Run, PA; price increases or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

General

Control Chief Holdings, Inc. ("the Company") functions as a holding company and is the sole shareholder of Control Chief Corporation ("Control Chief"). Control Chief designs, engineers and produces remote control devices for material handling equipment and other industrial applications. These controls use either radio or infrared waves as communications media to transmit control data from portable units to receivers mounted on various types of apparatus. All models of products are microprocessor-based systems. These devices are utilized in concert with various material handling equipment, industrial machines, process equipment and mobile apparatus. Control Chief markets its products through a network of independent manufacturers' representatives located in key geographical centers throughout the United States, Canada, Central and South America. Products are also sold through direct efforts, distributors, private labeling agreements and licensees.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months ended September 30, 1999 and 1998:

                                                        Three Months Ended
                                                            September 30,
                                                           1999      1998
                                                         -------   -------

       Net sales                                          100.0%    100.0%

       Cost of products sold                               48.0%     58.5%
                                                         -------   -------

       Gross margin                                        52.0%     41.5%
                                                         -------   -------
       Operating expenses
        Selling expenses                                   15.9%     16.3%
        General and administrative                         16.5%      8.9%
        Research and development                            3.7%      3.1%
                                                         -------   -------

       Total operating expenses                            36.1%     28.3%
                                                         -------   -------

       Earnings from operations                            15.9%     13.2%

       Other income (expense)
        Interest expense                                  (0.1%)    (0.4%)
        Other income                                        0.7%      0.0%
                                                         -------   -------

       Earnings before income taxes                        16.5%     12.8%

       Provision for income taxes                           6.9%      5.3%
                                                         -------   -------

       Net earnings                                         9.6%      7.5%
                                                        ========  ========


NET SALES. Net sales decreased to $1,978,407 for the three months ended September 1999 from $2,381,527 for the three months ended September 1998, a decrease of 16.9%.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold decreased by $73,045 for the three months ended September 1999 as compared to the same period last year. This overall decrease in the cost of products sold is consistent with the overall decrease in net sales for the comparable periods. Gross margin increased for the three months ended September 1999 to $1,029,673 from $989,924 for the three months ended September 1998. Gross margin as a percentage of net sales increased by 10.5% from 41.5% in 1998 to 52.0% in 1999. The increase in gross margin percentage is attributable to the product mix, pricing changes and cost savings.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs increased by $40,946 or 6.8% for the three months ended September 1999 as compared to the same period last year. These costs increased as a percentage of net sales from 25.2% in 1998 to 32.4% in 1999. The increase in general and administrative costs is primarily attributable to the Company establishing a reserve to date of approximately $90,000 for potential environmental expenses.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased by $493 or 0.7% for the three months ended September 1999 as compared to the same period last year. The amount expended under research and development reflects the Company's continuing commitment to invest funds in research and development to stay abreast of technological changes, enhance its current products and develop new product lines. It is the Company's policy not to release public information relating to its research and development programs until new or enhanced products are ready for market. The premature public notification of product development, in the opinion of management, stands to potentially reduce the anticipated return on its research and development investment by notifying competitors of a significant portion of the Company's marketing strategy.

OTHER INCOME (EXPENSE). Other income increased by $14,841 for the three months ended September 30, 1999 as compared to the same period last year. The increase primarily relates to the Company's interest earnings from its cash management account and earnings from finance charges on past due customer accounts. Interest expense decreased by $6,669 or 67.5% for the three months ended September 1999 as compared to the same period last year. This decrease reflects the overall reduction in the Company's short-term debt due to an improvement in the Company's working capital and cash flow, and the decrease in long-term debt due to normal principal payments.

EARNINGS BEFORE INCOME TAXES. Earnings before income taxes were $326,799 for the three months ended September 1999 as compared to $305,993 for the three months ended September 1998, reflecting and increase of $20,806 for the three months ended September 1999 over 1998.

INCOME TAXES. The Company's effective income tax rate was 41.7% in 1999 and 41.1% in 1998.

NET EARNINGS. Overall earnings, after income taxes, were $190,499 for the three months ended September 1999 as compared to earnings, after income taxes, of $180,193 for the three-month period ended September 1998, reflecting an increase of 5.7%
EARNINGS PER COMMON SHARE. The Company's basic and diluted earnings per common share was $.19 for the three months ended September 1999 as compared to $.18 per common share for the three months ended September 1998.

Liquidity, Capital Resources and Financial Condition

The Company funds its needs for liquidity and capital resources through cash from operations, short-term and long-term borrowing.

The Company has a commercial demand line of credit in the amount of $750,000, with a variable interest rate equal to the lender's prime rate. The line of credit is used to finance accounts receivable and inventory of the Company. The line of credit is subject to an annual review by the bank each November. At September 30, 1999, no amount was outstanding under the line of credit.

In addition to the line of credit loan, the Company has a term loan, dated January 15, 1997, in the original amount of $650,000. The term loan bears interest at 8.47% and is being repaid in forty-eight (48) monthly principal and interest installments of $16,050. At September 30, 1999, a total of $116,116 was outstanding under this term loan.

The Company also has a term loan with Chrysler Financial. The balance outstanding at September 30, 1999 was $8,863.

The Company's overall liquidity improved during the period. At
September 30, 1999, the Company had net working capital of $2,432,151, compared to $2,336,884 at June 30, 1999. The Company's current ratio also improved during the first three months of fiscal 2000, with current assets at 3.48 times current liabilities at September 30, 1999, compared to 3.19 at June 30, 1999.

During the three-month period ended September 1999, the Company's cash expenditures for equipment totaled $68,278. In addition, during the first three months of fiscal 2000, the Company repaid $48,355 of bank indebtedness, paid cash dividends totaling $49,563, and purchased common stock for its treasury in the amount of $1,405.

Current financial resources, including working capital and the existing line of credit, and anticipated funds from operations are expected to be sufficient to meet cash requirements throughout fiscal 2000, including scheduled long-term debt repayment and planned capital expenditures. There can be no assurance, however, that unplanned capital replacement or other future events will not require the Company to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to the Company.

During the three months ended September 1999, the Company's net cash provided by operations was $87,823 as compared to net cash provided by operations of $362,267 for the three months ended September 1998. Approximately $200,000 of the overall decrease in net cash provided by operations for the current three months was attributable to an increase in accounts receivable. The additional decrease of approximately $75,000 for the three months ended September 30, 1999 as compared to the same period last year was mainly attributable to an increase in the provision for bad debts and an overall decrease in inventories, other current assets and accounts payable and accruals.

Environmental Matters

The Company has been identified as a potentially responsible party by the Pennsylvania Department of Environmental Protection concerning substances that may be present in the groundwater at the site of its former facility located in Lewis Run, Pennsylvania. Such substances may be defined as "hazardous substances" pursuant to the Pennsylvania Hazardous Sites Cleanup Act (HSCA) and, as the former owner of the property, the Company may be liable for the costs of conducting an investigation and response at the site as defined by the HSCA. A determination has not been made as to whether or not the Company is a responsible party, including an estimate of the cost of environmental remediation, the number of parties involved at the site, the determination of the extent of contamination, and the length of time that remediation my require. To date, the Company has incurred approximately $1,200 in professional fees which have been charged to operations as an expense.

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

It is believed the group is substantially complete as to its assessment of the Company's IT systems. The Company does not separately track the internal costs incurred for the Year 2000 project since such costs are principally the related payroll costs for its information systems group. The Company estimates that the cost of this phase of its plan has not exceeded $20,000.

The assessment phase with respect to non-informational technology systems is complete, including final assessment plans and appropriate remediation and testing. The group has reviewed and tested the embedded chips and microprocessors in the products it has previously manufactured and in the products it currently manufactures and has determined that these do not create a Year 2000 problem. The Company, in response to its customers' requests, issues a standard Year 2000 letter. The group has concluded its final assessment of embedded chips in its manufacturing equipment and of other non-informational technology systems and does not anticipate any major date-sensitive problems. It is estimated that the cost to date of this phase of its compliance plan has not exceeded $5,000.

The group has also completed its assessment of Year 2000 compliance by material third parties. The group has received written assurance from its financial institution that its systems will be Year 2000 compliant. The group has identified its other material third parties, such as customers, major suppliers, manufacturers' representatives and utility and communication companies, that might have a material adverse effect on the Company's manufacturing business, results of operations and financial position if they are not Year 2000 compliant. The group has completed and mailed a questionnaire to survey those material third parties as to their Year 2000 readiness. Approximately 500 requests were sent. These responses have indicated that these third parties were either Year 2000 compliant or in the process of completing their compliance plans and testing. In addition, alternative suppliers have been identified for those vendors not expected to be Year 2000 compliant. Costs to date have been immaterial with respect to the Company's overall operating expenditures.

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

Part II - Other Information

Item 5.  Other information

SHAREHOLDER PROPOSALS - DEADLINE FOR INCLUSION IN PROXY MATERIALS. As set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, any proposal by a stockholder of the Company intended to be presented at the 2000 Annual Meeting of Stockholders must be received by the Company on or before June 19, 2000 to be included in the proxy materials of the Company relating to such meeting.

SHAREHOLDER PROPOSALS - DISCRETIONARY VOTING OF PROXIES. In accordance with recent amendments to Rule 14a-4 under the Securities Exchange Act of 1934, if notice of a proposal by a shareholder of the Company intended to be presented at the 2000 Annual Meeting of Shareholders is received by the Company after June 19, 2000, the persons authorized under the Company's management proxies may exercise discretionary authority to vote or act on such proposal if the proposal is raised at the 2000 Annual Meeting of Shareholders.

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

                                        Control Chief Holdings, Inc.
                                                (Registrant)


Date:  November 12, 1999                     By: \s\ Douglas S. Bell
                                                 Douglas S. Bell
                                                 Chairman of the Board,
                                                 Chief Executive Officer and
                                                 President