Form 10QSB
period 1999-12-31
CONTROL CHIEF HOLDINGS INC
filed 2000-02-14
CIK 814853

U. S. Securities and Exchange Commission
                      Washington, D.C.  20549

                            Form 10-QSB

(Mark One)
[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1999

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

 The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of January 31, 2000 was 993,757 shares.

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

Control Chief Holdings, Inc. and Subsidiary
Consolidated Balance Sheets


                                                  December 31,    June 30,
                                                       1999         1999
                                                   -----------  ----------
                                                   (Unaudited)

Assets

Current assets
Cash and cash equivalents                           $  790,451  $  684,912
Accounts receivable, less allowance for
 doubtful accounts of $131,233 and $40,000             951,645     984,967
Inventories                                          1,567,986   1,581,353
Other current assets                                    99,544     152,952
                                                    ----------  ----------
Total current assets                                 3,409,626   3,404,184
                                                    ----------  ----------

Equipment and leasehold improvements, net              809,699     790,616
                                                    ----------  ----------

Other assets                                             7,841       7,841

                                                    ----------  ----------
Total assets                                        $4,227,166  $4,202,641
                                                    ==========  ==========


Liabilities and Stockholders' Equity

Current liabilities
Current maturities of long-term debt                $   75,672  $  173,018
Accounts payable trade                                 325,075     421,783
Accrued items                                          407,281     472,499
                                                    ----------  ----------
Total current liabilities                              808,028   1,067,300
                                                    ----------  ----------

Long-term debt, less current maturities                    -        10,319
                                                    ----------  ----------

Deferred income taxes                                   55,112      48,712
                                                    ----------  ----------


Stockholders' equity
Common stock, $.50 par value, authorized
 5,000,000 shares, issued 1,014,095 shares,
 of which 20,338 shares at December 31, 1999
 and 14,481 shares at June 30, 1999 were
 held in the treasury                                  507,048     507,048
Capital in excess of par value                       1,120,586   1,120,586
Retained earnings                                    1,819,072   1,510,589
                                                    ----------  ----------
                                                     3,446,706   3,138,223
Less treasury shares at cost                            82,680      61,913
                                                    ----------  ----------
Total stockholders' equity                           3,364,026   3,076,310
                                                    ----------  ----------

                                                    $4,227,166  $4,202,641
                                                    ==========  ==========




See accompanying notes to financial statements.


Control Chief Holdings, Inc. and Subsidiary
Consolidated Statements of Operations and Retained Earnings
(Unaudited)

                                 Three Months Ended      Six Months Ended
                                    December 31,           December 31,
                                  1999        1998        1999       1998
                               ---------   ---------   ---------  ---------

Net sales                     $1,964,752  $2,239,188  $3,943,159 $4,620,715

Cost of products sold            960,940   1,143,525   1,909,674  2,535,128
                               ---------   ---------   ---------  ---------
Gross margin                   1,003,812   1,095,663   2,033,485  2,085,587
                               ---------   ---------   ---------  ---------

Operating expenses

Selling expenses                 323,810     345,362     638,180    732,777
General and
  administrative                 359,299     264,958     686,070    477,738
Research and
  development                     43,979      66,162     117,752    140,428
                               ---------   ---------   ---------  ---------
Total operating expenses         727,088     676,482   1,442,002  1,350,943
                               ---------   ---------   ---------  ---------

Earnings from operations         276,724     419,181     591,483    734,644

Other income (expense)
 Interest expense                (2,246)     (8,053)     (5,447)   (17,923)
 Other income                     19,308       7,240      34,549      7,640
                               ---------   ---------   ---------  ---------
Earnings before taxes            293,786     418,368     620,585    724,361

Provision for taxes              125,800     172,800     262,100    298,600
                               ---------   ---------   ---------  ---------

Net earnings                     167,986     245,568     358,485    425,761

Retained earnings,
 beginning of period           1,651,086   1,144,083   1,510,589  1,013,877

Cash dividends paid                 -           -       (50,002)   (49,987)
                              ==========  ==========  ========== ==========
Retained earnings,
 end of period                $1,819,072  $1,389,651  $1,819,072 $1,389,651
                              ==========  ==========  ========== ==========

Per common share:
 Basic net earnings               $ 0.16      $ 0.24      $ 0.35     $ 0.42
 Diluted net earnings             $ 0.16      $ 0.24      $ 0.35     $ 0.42
 Dividends                        $  -        $  -        $ 0.05     $ 0.05





See accompanying notes to financial statements.



Control Chief Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)                                             Six Months Ended
                                                          December 31,
                                                        1999        1998
                                                      --------    --------
Cash flows from operating activities

Net earnings                                          $358,485    $425,761

Adjustments to reconcile net earnings
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                         61,610      43,598
  Provision for bad debts                               91,233          57
  Deferred income taxes                                  6,400       (500)
Changes in operating
 assets and liabilities:
  Accounts receivable                                 (57,911)     185,261
  Inventories                                           13,367     175,539
  Other current assets                                  53,408     191,650
  Accounts payable and accruals                      (161,926)    (61,137)
                                                      --------    --------
Net cash provided by (used in)
operating activities                                   364,666     960,229
                                                      --------    --------

Cash flows from investing activities

Purchase of equipment and
 leasehold improvements                               (80,693)    (70,247)
                                                      --------   ---------
Net cash provided by (used in)
 investing activities                                 (80,693)    (70,247)
                                                      --------    --------
Cash flows from financing activities

 Net repayments of short-term debt                       -       (150,000)
 Net repayments of long-term debt                    (107,665)    (83,359)
 Purchase of treasury stock                           (20,767)    (24,168)
 Dividends paid                                       (50,002)    (49,987)
                                                      --------    --------

Net cash used in financing activities                (178,434)   (307,514)
                                                     ---------    --------

Net increase (decrease) in cash                        105,539     582,468

Cash at beginning of period                            684,912      22,067
                                                      --------    --------

Cash at end of period                                 $790,451    $604,535
                                                      ========    ========


Cash paid during the period for:
 Interest                                             $  5,447    $  6,010
 Income taxes                                          201,469         797



See accompanying notes to financial statements.

Control Chief Holdings, Inc. and Subsidiary
Notes to Financial Statements


1.  Basis of Presentation

The financial statements include the accounts of the Control Chief Holdings, Inc. ("the Company") and its wholly-owned subsidiary, Control Chief Corporation, ("Control Chief"). All significant intercompany accounts are eliminated upon consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Interim results are not necessarily indicative of results for a full year. Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

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

           Three Months Ended       Net      Number of    Per Share
              December 31,        Earnings     Shares       Amount
           ------------------     --------   ---------    ---------

            1999 - Basic          $167,986     994,414      $ 0.16
            1999 - Diluted        $167,986   1,006,914      $ 0.16
            1998 - Basic          $245,568     999,739      $ 0.24
            1998 - Diluted        $245,568   1,009,489      $ 0.24

             Six Months Ended       Net      Number of    Per Share
              December 31,        Earnings     Shares       Amount
           ------------------     --------   ---------    ---------

            1999 - Basic          $358,485     996,954      $ 0.35
            1999 - Diluted        $358,485   1,009,454      $ 0.35
            1998 - Basic          $425,761   1,000,645      $ 0.42
            1998 - Diluted        $425,761   1,010,395      $ 0.42

3.  Cash Dividends Paid

The Board of Directors of the Company approved a cash dividend totaling $50,002 ($ 0.05 per share) payable on September 24, 1999 to holders of record at the close of business on September 6, 1999.

4.  Environmental Matters

The Company has been identified as a potentially responsible party by the Pennsylvania Department of Environmental Protection concerning substances that may be present in the groundwater at the site of its former facility located in Lewis Run, Pennsylvania. Such substances may be defined as "hazardous substances" pursuant to the Pennsylvania Hazardous Sites Cleanup Act (HSCA). Subsequent to December 31, 1999, in January 2000, the Company signed a consent order and agreement with the DEP. The Compnay has agreed to conduct an investigation to identify and evaluate actions that could be undertaken. A determination still has not been made as to whether or not the Company is a responsible party, including an estimate of the cost of environmental remediation, the number of parties involved at the site, the determination of the extent of contamination, and the length of time that remediation may require. Through the six-month period ended December 31, 1999, the Company has incurred approximately $25,400 in professional fees relating to this matter which has been charged to operations as an expense. Additionally, the Company has set up a reserve and accrued estimated professional fees relating to this matter of approximately $90,500 through the six-month period ended December 31, 1999, which have also been charged to operations as an expense.

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

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three and six- month periods ended December 31, 1999 and 1998.

                                     Three Months Ended   Six Months Ended
                                        December 31,        December 31,
                                       1999      1998      1999      1998
                                      ------    ------    ------    ------

  Net Sales                           100.0%    100.0%    100.0%    100.0%

  Cost of products sold                48.9%     51.1%     48.4%     54.9%
                                      ------    ------    ------    ------

  Gross margin                         51.1%     48.9%     51.6%     45.1%

  Operating expenses                   37.0%     30.2%     36.6%     29.2%
                                      ------    ------    ------    ------

  Earnings from operations             14.1%     18.7%     15.0%     15.9%

  Other income (expense)                0.8%       -        0.7%    (0.2%)
                                      ------    ------    ------    ------

  Earnings before income taxes         14.9%     18.7%     15.7%     15.7%

  Provision for income taxes            6.4%      7.7%      6.6%      6.5%
                                      ------    ------    ------    ------

  Net earnings                          8.5%     11.0%      9.1%      9.2%
                                      ======    ======    ======    ======


The Company reported net earnings of $167,986 or $ 0.16 per basic and diluted share for the quarter ended December 31, 1999, including charges of approximately $55,400 for professional fees relating to a DEP contingency. The DEP contingency relates to a matter with the Pennsylvania Department of Environmental Protection (DEP) which is more fully described under "Environmental Matters" in this Form 10-QSB.

Net sales decreased $274,436 or 12.2 percent for the quarter ended December 31, 1999, and were $1,964,752.

For the first six months ending December 31, 1999, reported net earnings were $358,485, or $ 0.35 per basic and diluted share, which includes charges of approximately $115,900 for professional fees relating to the DEP contingency.



For the first six months ending December 31, 1999, net sales decreased $677,556 or 14.7 percent for a total of $3,943,159. While quarterly and year to date sales reflect a decrease over the same periods of last year, the Company continues to improve its gross margin percentage.

Earnings from operations were 14.1 percent of net sales for the current quarter compared to 18.7 percent in the same quarter a year ago and 15 percent of net sales for the six months ended December 31, 1999, compared to 15.9 of net sales for the six months ended December 31, 1998.

Gross margin was 51.1 percent of net sales for the current quarter compared to 48.9 percent in the same quarter of the prior year. For the six-month period ended December 31, 1999, gross margin was 51.6 percent, versus 45.1 percent in the same period a year ago. Gross margin improvement for the three and six-month periods ended December 31, 1999 reflects the Company's continued focus on cost control, improved pricing and shifts toward premium products. For the six-month period ended December 31, 1999, operating margin was 15.0 percent versus 15.9 percent in the July-December 1998 period.

The Company's effective income tax rate was 42.8 percent and 42.2 percent for the three and six-month periods ended December 31, 1999, respectively, as compared to 41.3 percent and 41.2 percent for the three and six-month periods ended December 31, 1998, respectively.

Overall, net earnings reported as a percentage of net sales was 8.5 percent for the current quarter compared to 11.0 percent in the same quarter of the prior year and 7.1 percent for the full fiscal year ended June 30, 1999.

For the first six months ending December 31, 1999, reported net earnings as a percentage of net sales were 9.1 percent versus 9.2 percent for the six-month period ended December 31, 1998.

Liquidity, Capital Resources and Financial Condition

The Company funds its needs for liquidity and capital resources through cash from operations, short-term and long-term borrowing.

The Company has a commercial demand line of credit in the amount of $750,000, with a variable interest rate equal to the lender's prime rate. The line of credit is used to finance accounts receivable and inventory of the Company. The line of credit is subject to an annual review by the bank each November. At December 31, 1999, no amount was outstanding under the line of credit.

In addition to the line of credit loan, the Company has a term loan, dated January 15, 1997, in the original amount of $650,000. The term loan bears interest at 8.47% and is being repaid in forty-eight (48) monthly principal and interest installments of $16,050. At December 31, 1999, a total of $60,151 was outstanding under this term loan.

The Company also has financed the purchase of vehicles through two separate term loans. The balance outstanding under these loans was $15,521 at December 31, 1999.

The Company's liquidity improved during the period. At December 31, 1999, the Company had net working capital of $2,601,598, compared to $2,336,884 at June 30, 1999. The Company's current ratio also improved with current assets 4.2 times greater than current liabilities at December 31, 1999, compared to 3.2 at June 30, 1999.

During the six-month period ended December 1999, the Company's cash expenditures for equipment totaled $80,693. In addition, during the six months ended December 31, 1999, the Company repaid $107,665 of bank indebtedness, paid cash dividends totaling $50,002 and purchased common stock for its treasury in the amount of $20,767.

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

During the six months ended December 31, 1999, the Company's net cash provided by operations was $364,666 as compared to net cash provided by operations of $960,229 for the six months ended December 1998.

Environmental Matters

The Company has been identified as a potentially responsible party by the Pennsylvania Department of Environmental Protection concerning substances that may be present in the groundwater at the site of its former facility located in Lewis Run, Pennsylvania. Such substances may be defined as "hazardous substances" pursuant to the Pennsylvania Hazardous Sites Cleanup Act (HSCA). Subsequent to December 31, 1999, in January 2000, the Company signed a consent order and agreement with the DEP. The Company has agreed to conduct an investigation to identify and evaluate actions that could be undertaken. A determination still has not been made as to whether or not the Company is a responsible party, including an estimate of the cost of environmental remediation, the number of parties involved at the site, the determination of the extent of contamination, and the length of time that remediation may require. Through the six-month period ended December 31, 1999, the Company has incurred approximately $25,400 in professional fees relating to this matter which has been charged to operations as an expense. Additionally, the Company has set up a reserve and accrued estimated professional fees relating to this matter of approximately $90,500 through the six-month period ended December 31, 1999, which have also been charged to operations as an expense.

Year 2000 Update

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operation, including among other things, a temporary inability to process transactions, prepare invoices, or engage in similar normal business activities.

As described in the Form 10-KSB for the year ended June 30, 1999, the Company developed plans to address the possible exposures related to the impact on its computer systems in the Year 2000. Since entering the year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000-related disruptions impacting its customers and suppliers. Furthermore, the Company did not experience any material impact on inventories at calendar year end. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant impacts due to Year 2000 exposures from its internal systems as well as from the activities of its suppliers and customers. The Company estimates that the total cost of implementing its compliance plans has not exceeded $30,000 and are immaterial with respect to the Company's overall operating expenditures.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     a) An annual meeting of the Shareholders of the Company was held on November 19, 1999

     b) Election of six Directors.

        Director                     For           Against
        --------                    --------      --------

        Douglas S. Bell             855,085        23,611
        Craig A. Hartburg           877,878          818
        Christopher G. Hauser       877,878          818
        N. James Sekel              877,878          818
        C. Lawrence Shields         877,878          818
        Michael A. Zurat            877,878          818

     c) Approve appointment of Diefenbach Delio Kearney DeDionisio as independent certified public accountants of the Company.

                       For          Against       Abstain
                    --------       --------       -------

                     840,090          193          38,413


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

SHAREHOLDER PROPOSALS - DISCRETIONARY VOTING OF PROXIES. In accordance with recent amendments to Rule 14a-4 under the Securities Exchange Act of 1934, if notice of a proposal by a shareholder of the Company intended to be presented at the 2000 Annual Meeting of Shareholders is received by the Company after June 19, 2000, the persons authorized under the Company's management proxies may exercise discretionary authority to vote or act on such proposals if the proposal is raised at the 2000 Annual Meeting of Shareholders.

Item 6.  Exhibits and Reports on Form 8-K

     a)Exhibit 27 Financial Data Schedule.

     b)The Company filed no Reports on Forms 8-K during the reporting period.

                             Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Control Chief Holdings, Inc.
                                                 (Registrant)


Date: February 14, 2000              By:\s\ Douglas S. Bell
                                             Douglas S. Bell
                                             Chairman of the Board,
                                             Chief Executive Officer and
                                             President