Form 10QSB
period 2000-03-31
CONTROL CHIEF HOLDINGS INC
filed 2000-05-16
CIK 814853

U. S. Securities and Exchange Commission
                      Washington, D.C.  20549

                            Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000

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


                APPLICABLE ONLY TO CORPORATE ISSUERS

 The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of March 31, 2000 was 994,101 shares.

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

Part II  Other Information

Item 6   Exhibits and Reports on Form 8-K

Signatures

Part I - Financial Information
Item 1.  Financial Statements
Control Chief Holdings, Inc. and Subsidiary
Consolidated Balance Sheets                          March 31,    June 30,
                                                       2000         1999
                                                    ---------    ---------
                                                   (Unaudited)
Assets
Current assets
 Cash and cash equivalents                           $ 965,509  $  684,912
 Accounts receivable, less allowance for
  doubtful accounts of $167,040 and $40,000          1,032,883     984,967
 Inventories                                         1,456,842   1,581,353
 Other current assets                                  103,355     152,952
                                                    ----------  ----------
   Total current assets                              3,558,589   3,404,184

Equipment and leasehold improvements, net              822,400     790,616

Other assets                                             7,841       7,841
                                                    ----------  ----------
   Total assets                                     $4,388,830  $4,202,641
                                                    ==========  ==========

Liabilities and Stockholders' Equity
Current liabilities
 Current maturities of long-term debt               $   12,211   $ 173,018
 Accounts payable trade                                244,873     421,783
 Accrued items                                         545,280     472,499
                                                    ----------  ----------
   Total current liabilities                           802,364   1,067,300
                                                    ----------  ----------

Long-term debt, less current maturities                   -         10,319
                                                    ----------  ----------

Deferred income taxes                                   58,312      48,712
                                                    ----------  ----------

Stockholders' equity
 Common stock, $.50 par value, authorized
   5,000,000 shares, issued 1,014,470 shares,
   of which 20,369 shares at March 31, 2000
   and issued 1,014,095 shares, of which
   14,481 shares at June 30, 1999 were held
   in the treasury                                     507,235     507,048
 Capital in excess of par value                      1,121,355   1,120,586
 Retained earnings                                   1,982,368   1,510,589
                                                    ----------  ----------
                                                     3,610,958   3,138,223

Less treasury shares at cost                            82,804      61,913
                                                    ----------  ----------
   Total stockholders' equity                        3,528,154   3,076,310
                                                    ----------  ----------

                                                    $4,388,830  $4,202,641
                                                    ==========  ==========



See accompanying notes to financial statements.



Control Chief Holdings, Inc. and Subsidiary
Consolidated Statements of Operations and Retained Earnings
(Unaudited)

                                  Three Months Ended     Nine Months Ended
                                       March 31,             March 31,
                                    2000       1999       2000       1999
                                ---------- ---------- ---------- ----------


Net sales                       $1,888,444 $1,438,224 $5,831,603 $6,058,939

Cost of products sold              851,937    631,662  2,761,611  3,166,790
                                 ---------  ---------  ---------  ---------

Gross margin                     1,036,507    806,562  3,069,992  2,892,149
                                 ---------  ---------  ---------  ---------

Operating expenses
 Selling expenses                  336,093    359,427    974,273  1,092,204
 General administrative            382,763    240,583  1,068,833    718,321
 Research development               57,047     72,953    174,799    213,381
                                 ---------  ---------  ---------  ---------

Total operating expenses           775,903    672,963  2,217,905  2,023,906
                                 ---------  ---------  ---------  ---------

Earnings from operations           260,604    133,599    852,087    868,243

Other income (expense)
 Interest expense                    (776)    (3,677)    (6,223)   (21,600)
 Other income                       19,968      8,786     54,517     16,426
                                 ---------  ---------  ---------  ---------

Earnings before taxes              279,796    138,708    900,381    863,069

Provision for taxes                116,500     58,700    378,600    357,300
                                 ---------  ---------  ---------  ---------

Net earnings                       163,296     80,008    521,781    505,769

Retained earnings,
 beginning of period             1,819,072  1,389,651  1,510,589  1,013,877

Cash dividends paid                   -          -      (50,002)   (49,987)
                                 ---------  ---------  ---------  ---------
Retained earnings,
 end of period                  $1,982,368 $1,469,659 $1,982,368 $1,469,659
                                 =========  =========  =========  =========


Per common share:
Basic net earnings                 $ 0.17     $ 0.08     $ 0.52     $ 0.51
Diluted net earnings               $ 0.16     $ 0.08     $ 0.52     $ 0.50
Dividends                          $  -       $  -       $ 0.05     $ 0.05




See accompanying notes to financial statements.



Control Chief Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)                                            Nine Months Ended
                                                            March 31,
                                                        2000        1999
                                                      --------    --------

Cash flows from operating activities
Net earnings                                          $521,781    $505,769
Adjustments to reconcile net earnings
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                         92,530      64,190
  Provision for bad debts                              120,000       1,232
  Deferred income taxes                                  9,600       (800)
  Changes in operating assets and liabilities:
   Accounts receivable                               (167,916)     665,532
   Inventories                                         124,511      82,663
   Other current assets                                 49,597     205,623
   Accounts payable and accruals                     (104,129)   (332,454)
                                                     ---------   ---------

    Net cash provided by operating activities          645,974   1,191,755
                                                     ---------   ---------

Cash flows from investing activities
 Purchase of equipment                               (124,314)   (100,921)
                                                     ---------   ---------

    Net cash used in investing activities            (124,314)   (100,921)
                                                     ---------   ---------

Cash flows from financing activities
 Net repayments of short-term debt                       -       (150,000)
 Net repayments of long-term debt                    (171,126)   (142,483)
 Proceeds from exercise of common stock options            956       -
 Purchase of treasury stock                           (20,891)    (24,168)
 Dividends paid                                       (50,002)    (49,987)
                                                     ---------   ---------

    Net cash used in financing activities            (241,063)   (366,638)
                                                     ---------   ---------

Net increase in cash                                   280,597     724,196

Cash at beginning of period                            684,912      22,067
                                                     ---------   ---------
Cash at end of period                                 $965,509    $746,263
                                                     =========   =========


Cash paid during the period for:
 Interest                                             $  6,223    $ 21,600
 Income taxes                                          283,469      75,492





See accompanying notes to financial statements.


Control Chief Holdings, Inc. and Subsidiary
Notes to Financial Statements


1.  Basis of Presentation

The financial statements include the accounts of the Control Chief Holdings, Inc. (the Company) and its wholly-owned subsidiary, Control Chief Corporation, (Control Chief). All significant intercompany accounts are eliminated upon consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Interim results are not necessarily indicative of results for a full year. Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

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

              Three Months Ended      Net       Number of   Per Share
                   March 31,        Earnings     Shares       Amount
                   ---------        --------    --------      ------

                  2000 - Basic      $163,296      986,897    $ 0.17
                  2000 - Diluted    $163,296    1,006,234    $ 0.16
                  1999 - Basic      $ 80,008      999,739    $ 0.08
                  1999 - Diluted    $ 80,008    1,009,489    $ 0.08


               Nine Months Ended      Net       Number of   Per Share
                    March 31,       Earnings     Shares       Amount
                    ---------       --------    --------      ------

                  2000 - Basic      $521,781      996,096    $ 0.52
                  2000 - Diluted    $521,781    1,008,389    $ 0.52
                  1999 - Basic      $505,769    1,000,348    $ 0.51
                  1999 - Diluted    $505,769    1,010,098    $ 0.50



3.  Cash Dividends Paid

The Board of Directors of the Company approved a cash dividend totaling $50,002 ($ 0.05 per share) payable on September 24, 1999 to holders of record at the close of business on September 6, 1999.

4.  Environmental Matters

The Company has been identified as a potentially responsible party by the Pennsylvania Department of Environmental Protection concerning substances that may be present in the groundwater at the site of its former facility located in Lewis Run, Pennsylvania. Such substances may be defined as "hazardous substances" pursuant to the Pennsylvania Hazardous Sites Cleanup Act (HSCA). In January 2000, the Company signed a consent order and agreement with the DEP. The Company has agreed to conduct an investigation to identify and evaluate actions that could be undertaken. A determination still has not been made as to whether or not the Company is a responsible party, including an estimate of the cost of environmental remediation, the number of parties involved at the site, the determination of the extent of contamination, and the length of time that remediation may require. Through the nine-month period ended March 31, 2000, the Company has incurred approximately $38,622 in professional fees relating to this matter which has been charged to operations as an expense. Additionally, the Company has set up a reserve and accrued estimated professional fees relating to this matter of approximately $140,500 through the nine-month period ended March 31, 2000, which has also been charged to operations as an expense.

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

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three and nine month periods ended March 31, 2000 and 1999.
                                     Three Months Ended  Nine Months Ended
                                          March 31,           March 31,
                                       2000      1999      2000      1999


     Net Sales                        100.0%    100.0%    100.0%    100.0%

     Cost of products sold             45.1%     43.9%     47.3%     52.2%
                                      ------    ------    ------    ------
     Gross margin                      54.9%     56.1%     52.7%     47.8%

     Operating expenses                41.1%     46.8%     38.0%     33.3%
                                      ------    ------    ------    ------
     Earnings from operations          13.8%      9.3%     14.7%     14.5%

     Other income (expense)             1.1%      0.4%      0.8%    (0.1%)
                                      ------    ------    ------    ------
     Earnings before taxes             14.9%      9.7%     15.5%     14.4%

     Provision for taxes                6.2%      4.1%      6.5%      5.9%
                                      ------    ------    ------    ------
     Net earnings                       8.7%      5.6%      9.0%      8.5%
                                      ------    ------    ------    ------
                                      ------    ------    ------    ------


The Company reported net earnings of $163,296 or $ 0.17 per basic and $ 0.16 per diluted share for the quarter ended March 31, 2000.

Net sales increased $450,220 or 31.3 percent for the quarter ended March 31, 2000, and were $1,888,444.

For the nine months ending March 31, 2000, reported net earnings were $521,781, or $ 0.52 per basic and diluted share, which includes charges of approximately $179,122 for professional fees relating to an environmental contingency with the Pennsylvania Department of Environmental Protection (DEP), which is more fully described under "Environmental Matters" in this Form 10-QSB.

For the nine months ending March 31, 2000, net sales decreased $227,336 or 3.8 percent for a total of $5,831,603. While year to date sales reflect a decrease over the same period last year, the Company continues to improve its gross margin percentage.

Earnings from operations were 13.8 percent of net sales for the current quarter compared to 9.3 percent in the same quarter a year ago and 14.7 percent of net sales for the nine months ended March 31, 2000, compared to 14.5 percent of net sales for the nine months ended March 31, 1999.

Gross margin was 54.9 percent of net sales for the current quarter compared to 56.1 percent in the same quarter of the prior year. For the nine-month period ended March 31, 2000, gross margin was 52.7 percent, versus 47.8 percent in the same period a year ago. The overall gross margin improvement for the nine-month period ended March 31, 2000 reflects the Company's continued focus on cost control, improved pricing and shifts toward premium products. For the nine-month period ended March 31, 2000, operating margin was 14.7 percent versus 14.5 percent for the nine-month period ended March 31, 1999.

The Company's effective income tax rate was 41.6 percent and 42.0 percent for the three and nine-month periods ended March 31, 2000, respectively, as compared to 42.3 percent and 42.0 percent for the three and nine-month periods ended March 31, 1999, respectively.

Overall, net earnings reported as a percentage of net sales were 8.7 percent for the current quarter compared to 5.6 percent in the same quarter of the prior year and 7.1 percent for the full fiscal year ended June 30, 1999.

For the nine months ending March 31, 2000, reported net earnings as a percentage of net sales were 9.0 percent versus 8.5 percent for the nine-month period ended March 31, 1999.

Liquidity, Capital Resources and Financial Condition

The Company funds its needs for liquidity and capital resources through cash from operations, short-term and long-term borrowing.

The Company has a commercial demand line of credit in the amount of $750,000, with a variable interest rate equal to the lender's prime rate. The line of credit is used to finance accounts receivable and inventory of the Company. The line of credit is subject to an annual review by the bank each November. At March 31, 2000, no amount was outstanding under the line of credit.

The Company also has financed the purchase of a vehicle through a term loan. The balance outstanding under this loan was $12,211 at March 31, 2000.

The Company's liquidity improved during the period. At March 31, 2000, the Company had net working capital of $2,756,225, compared to $2,336,884 at June 30, 1999. The Company's current ratio also improved with current assets 4.4 times greater than current liabilities at March 31, 2000, compared to 3.2 times greater than current liabilities at June 30, 1999.

During the nine-month period ended March 2000, the Company's cash expenditures for equipment totaled $124,314. In addition, during the nine months ended March 31, 2000, the Company repaid $171,126 of bank indebtedness, paid cash dividends totaling $50,002 and purchased common stock for its treasury in the amount of $20,891.

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

During the nine months ended March 31, 2000, the Company's net cash provided by operations was $645,974 as compared to net cash provided by operations of $1,191,755 for the nine months ended March 1999. The decrease in net cash provided by operations results from the overall changes in the Company's operating assets and liabilities during the periods of comparison.



Environmental Matters

The Company has been identified as a potentially responsible party by the Pennsylvania Department of Environmental Protection concerning substances that may be present in the groundwater at the site of its former facility located in Lewis Run, Pennsylvania. Such substances may be defined as "hazardous substances" pursuant to the Pennsylvania Hazardous Sites Cleanup Act (HSCA). In January 2000, the Company signed a consent order and agreement with the DEP. The Company has agreed to conduct an investigation to identify and evaluate actions that could be undertaken. A determination still has not been made as to whether or not the Company is a responsible party, including an estimate of the cost of environmental remediation, the number of parties involved at the site, the determination of the extent of contamination, and the length of time that remediation may require. Through the nine-month period ended March 31, 2000, the Company has incurred approximately $38,622 in professional fees relating to this matter which has been charged to operations as an expense. Additionally, the Company has set up a reserve and accrued estimated professional fees relating to this matter of approximately $140,500 through the nine-month period ended March 31, 2000, which has also been charged to operations as an expense.


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


                                        Control Chief Holdings, Inc.
                                        ----------------------------
                                                (Registrant)


Date: May 15, 2000                       By: \s\ Douglas S. Bell
                                             -------------------
                                             Douglas S. Bell
                                             Chairman of the Board,
                                             Chief Executive Officer and
                                             President