Form 10KSB
period 2000-06-30
CONTROL CHIEF HOLDINGS INC
filed 2000-09-29
CIK 814853

U. S. Securities and Exchange Commission
                     Washington, D.C. 20549

                          Form 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended June 30, 2000

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

Issuer's revenues for the fiscal year ended June 30, 2000 were $7,381,892. At August 25, 2000, the aggregate market value of voting common stock held by non-affiliates of the registrant based on the average bid and asked price of $4.00 was $2,257,896. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock of the Company have been excluded because such persons may be deemed to be affiliates. As of August 25, 2000, the issuer had outstanding 992,336 shares of Common Stock, $.50 par value.

Documents incorporated by reference: None


CONTROL CHIEF HOLDINGS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB
For the Year Ended June 30, 2000


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

ITEM 1.  DESCRIPTION OF BUSINESS

General

Control Chief Holdings, Inc. ("the Company") was incorporated in the State of New York on June 12, 1968 and functions as a holding company. For the years ended June 30, 2000 and 1999, the Company was the sole shareholder of Control Chief Corporation. There were no significant changes in the corporate structure during the years ended June 30, 2000 and 1999.

Principal Products and Services and Methods of Distribution

Control Chief Corporation ("Control Chief") is a Pennsylvania corporation. Control Chief designs, engineers and produces remote control devices for material handling equipment and other industrial applications. These controls use either radio or infrared waves as communications media to transmit control data from portable units to receivers mounted on various types of apparatus. Control Chief was among the first in its industry to apply infrared technologies to industrial remote control applications. All models of products are microprocessor-based systems. Remote controls provide the customer a cost-effective means to achieve greater operational safety and flexibility. These devices are utilized worldwide in concert with various material handling equipment, industrial machines, process equipment and mobile apparatus. Control Chief markets its products through a network of independent manufacturers' representatives located in key geographical centers throughout the United States, Canada, Central and South America. Additionally, products are sold through direct efforts, distributors, private labeling agreements and licensees.

Product Development

The Company continues to enhance current product designs and develop new designs within its established product lines. In order to remain competitive in the market, the Company does not announce to the general public continuing research and development programs. Research and development programs are established to keep its products current with state of the art devices. New product designs and product line expansion are anticipated for the future and are being developed. These programs have not been released to the public and if prematurely released would potentially reduce the anticipated return on its research investment. Research and development expenditures for the Company's remote control applications totaled $197,001 and $284,727 for the fiscal years ended June 30, 2000 and 1999, respectively.

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

Major Customers

Control Chief Corporation is not dependent for remote control sales on a single customer or group of related customers, the loss of which would have a material adverse effect upon the operations of the Company.

Patents, Trademarks and Licenses

Control Chief Corporation does not hold patents on its current line of products. The trademarks, "Control Chief"," "Crane Chief"," "Raymote"," "TeleChief"," "TeleMini"," "Train Chief"," "Scout" and "Controlchief.com" are registered for their lines of remote control products. Control Chief Corporation enters into exclusive marketing and sales agreements for designated territories in the normal course of business. These agreements typically provide for exclusive sales and marketing rights to specific geographical areas as well as private labeling, marketing assistance, manufacturing rights and software licensing.

Governmental Approval of Principal Products or Services

Control Chief Corporation manufactures some products, which transmit data via radio waves. As a result, the Federal Communications
Commission (FCC) must approve these products. Currently, the FCC has approved these products offered for sale.

Research and Development

Company-sponsored research and development expenditures for Control Chief Corporation for the fiscal years ending June 30, 2000 and 1999 were $197,001 and $284,727, respectively.

Employees

As of August 25, 2000, 52 individuals were employed by the Company full time. The Company considers its relations with its employees to be satisfactory. None of the Company's employees are covered by collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTY

Location	Function	Square Feet	Ownership

200 Williams Street	Manufacturing,	20,000	Leased
Bradford, PA	Engineering
	Sales and Corporate
	Offices

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 2000.

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

For the Quarter Ended	High	Low

06/30/00	4.75	4.00
03/31/00	5.56	3.97
12/31/99	4.50	4.06
09/30/99	5.50	4.75
06/30/99	6.50	4.06
03/31/99	5.12	4.25
12/31/98	5.25	4.62
09/30/98	5.25	4.50

As of August 25, 2000, the Company's records indicated that there were approximately 900 registered holders of the 992,336 shares of common stock that were outstanding as of that date.

In addition to the above, the following is a summary of the Company's history of per share cash dividends paid, which has also been adjusted for the effect of the one-for-four stock split:

Cash Dividends Paid

September 24, 1999	$.050 per share
September 25, 1998	$.050 per share
February 19, 1998	$.040 per share
September 26, 1997	$.040 per share
September 25, 1995	$.056 per share
September 26, 1994	$.056 per share
September 24, 1993	$.056 per share
September 25, 1992	$.032 per share

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company designs, engineers and produces remote control devices for material handling equipment and other industrial applications. These controls use either radio or infrared waves as communications media to transmit control data from portable units to receivers mounted on various types of apparatus. All models of products are microprocessor-based systems. These devices are utilized in concert with material handling equipment, industrial machines, process equipment and mobile apparatus. Products are sold through a network of independent manufacturers' representatives located in key geographical centers throughout the United States, Canada and Central and South America. Additionally, products are marketed and sold through direct efforts, distributors, private labeling agreements and licensees.

Selected Financial Information

The following table summarizes certain selected financial information and is qualified in its entirety by reference to the Consolidated
Financial Statements of the Company and the Notes thereto.

Financial Highlights
(in thousands, except the current ratio and per share data)

Years ended June 30,	2000	1999	1998	1997	1996

Net sales	$7,382	$7,733	$8,688	$7,207	$6,832
Earnings (loss) from
continuing operations	394	547	614	386	206
Working capital	2,677	2,337	2,217	1,915	1,349
Total assets	4,325	4,203	4,246	3,814	4,036
Long-term debt	5	10	260	457	385
Capital expenditures	167	247	230	342	68
Current ratio	4.14	3.19	2.64	2.57	1.75

Per Common Share
Years ended June 30,	2000	1999	1998	1997	1996

Basic earnings (loss) from:

Continuing operations	$.40	$.55	$.61	$.38	$.20
Discontinued operations	-	-	-	(.09)	(.42)
                          ----      ----      ----     -----   -----
Net earnings (loss)	$.40	$.55	$.61	$.29	($.22)
                          ====      ====      ====      ====   =====
Diluted earnings (loss) from:

Continuing operations	$.39	$.54	$.60	$.38	$.20
Discontinued operations	-	-	-	 (.09)	(.42)
                          ----      ----      ----     -----   -----
Net earnings (loss)	$.39	$.54	$.60	$.29	($.22)
                          ====      ====      ====     =====   =====

Dividends paid per share	 $.050	   $.050	 $.080	$  -	$.056
                         =====		=====     =====      =====   =====


Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the years ended June 30, 2000, 1999 and 1998:

	2000	1999	1998
	----	----	----

Net sales	100.0%	100.0%	100.0%
Cost of products sold	48.4%	50.2%	54.3%
	----	----	----
Gross margin	51.6%	49.8%	45.7%
	----	----	----
Operating expenses
Selling expenses	17.5%	20.4%	19.7%
General and administrative	16.9%	14.0%	12.9%
Environmental remediation-related expenses	5.5%	-	-
Research and development	2.7%	3.6%	2.3%
	----	----	----
Total operating expenses	42.6%	38.0%	34.9%
	----	----	----

Earnings from operations	9.0%	11.8%	10.8%

Other income (expense)
Interest expense	(0.1%)	(0.5%)	(0.7%)
Gain on sale of land and building	-	-	1.3%
Other income	0.2%	0.5%	0.1%
	----	----	----

Earnings before income taxes	9.1%	11.8%	11.5%

Provision for income taxes	3.7%	4.7%	4.4%
	----	----	----

Net earnings	5.4%	7.1%	7.1%
	======	======	======

Year ended June 30, 2000 compared to the year ended June 30, 1999

NET SALES. Net sales for the fiscal year ended June 30, 2000, decreased by $351,233 or 4.5% as compared to the year ended June 30, 1999. This decrease relates to a decrease during the year in the sales of new products. Sales and demand for the Company's spare parts and services remained fairly constant. Generally, the Company does not experience a significant fluctuation of business attributable to seasonal buying habits of its customers.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold also decreased by $310,624 or 8% as compared to the year ended June 30, 1999. This decrease in cost of products sold compares with the corresponding decrease in net sales for the year, and the Company's continued focus on cost control, improved pricing and shifts toward premium products. Gross margin was $3,806,147 or 51.6% of sales in 2000 compared to $3,846,756 or 49.8% of sales in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling expenses decreased $278,507 or 17.7% in 2000 compared to 1999. The decrease in selling expenses corresponds with the decrease in net sales for the year and cost reduction measures during the fiscal year. General and administrative costs increased by $166,017 or 15.3% in 2000 compared to 1999.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased by $87,726 or 30.8%. The Company expects to invest funds annually of $200,000 or greater in the foreseeable future to stay abreast of changes in technology and improve and expand its product lines.

ENVIRONMENTAL REMEDIATION-RELATED EXPENSES. Environmental remediation-related expenses increased by $404,069. For the year ended June 30, 2000, the Company incurred approximately $59,065 in professional fees and accrued $345,000 in estimated expenses relating to environmental remediation matters. The Company did not incur any environmental remediation-related expenses during the year ended June 30, 1999. See "Environmental Matters" below for a discussion of trends and uncertainties relating to these environmental remediation-related expenses.

OTHER INCOME AND EXPENSE. Interest expense decreased by $23,175 or 68.7%. The decrease in interest expense resulted from the Company's reduced bank debt and an improvement in the Company's cash flow. The Company's other income, net of other expense decreased by $15,327 during the year.

INCOME TAXES. The Company's effective income tax rate was 41.1% in 2000 and 39.7% in 1999.

NET EARNINGS. Overall net earnings were $394,488 for 2000 as compared to $546,699 for 1999. Expressed as a percentage of net sales, net earnings were 5.4% for 2000 and 7.1% for 1999.

EARNINGS PER COMMON SHARE. Basic earnings per common share was $.40 per share in 2000 as compared to $.55 per share in 1999. Diluted earnings per common share was $.39 per share in 2000 as compared to $.54 per share in 1999.

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

Effects of Inflation

The Company believes that its revenues and results of operations have not been significantly affected by inflation during the three years ended June 30, 2000.

Liquidity, Capital Resources and Financial Condition

The Company funds its needs for liquidity and capital resources through cash from operations, short-term and long-term borrowing.

The Company has a commercial demand line of credit in the amount of $750,000, with a variable interest rate equal to the lender's prime rate. The line of credit is used to finance accounts receivable and inventory of the Company. The line of credit is subject to an annual review by the bank each November. At June 30, 2000 and 1999, no amount was outstanding under the line of credit.

In addition to the line of credit, the Company had a term loan, dated January 15, 1997, in the original amount of $650,000. The term loan bears interest at 8.47% and was being repaid in forty-eight (48) monthly principal and interest installments of $16,050. However, the term loan was paid in full in February 2000. At June 30, 1999, $161,228 was outstanding under this term loan.

The Company's working capital continued to increase in fiscal 2000. At June 30, 2000, the Company's net working capital was $2,677,243 as compared to net working capital of $2,336,884 at June 30, 1999 and net working capital of $2,217,450 at June 30, 1998. The Company's current ratio improved in fiscal year 2000. At June 30, 2000, the Company's current ratio was 4.14 as compared to 3.19 at June 30, 1999, and 2.64 at June 30, 1998.

The Company's cash expenditures for property, plant and equipment amounted to $167,000 in fiscal year 2000 and $247,000 in fiscal year 1999. For fiscal 2000, these capital expenditures primarily related to leasehold improvements ($37,000), machinery and equipment ($75,000), transportation equipment ($17,000) and computer equipment and furniture ($38,000). For fiscal 1999, these capital expenditures primarily related to machinery and equipment ($80,000), transportation equipment ($36,000) and computer equipment and furniture ($131,000). The Company currently does not have a commitment for any further material capital expenditures and believes its current working capital is sufficient for its operations in the foreseeable future.

Environmental Matters

The Company formerly owned and operated a manufacturing facility in the Borough of Lewis Run, Pennsylvania. The facility and surrounding property were sold in 1997. Subsequent to the sale, the purchaser of the property conducted certain environmental testing, and detected contamination of the soil and groundwater on the property. In addition, the Pennsylvania Department of Environmental Protection ("DEP") sampled the nearby municipal well, used as a secondary source of water supply for the Borough of Lewis Run, and detected contamination in the well. It is also important to note that several remediations of adjacent, upgradient properties have recently been conducted by current and former owners of those properties to address contamination at those locations.

Following extensive negotiations, the Company entered into a Consent Order and Agreement ("Agreement") with the DEP on February 1, 2000. The Agreement, entered into pursuant to Pennsylvania's Land Recycling and Environmental Remediation Standards Act, the Clean Streams Law, and the Safe Drinking Water Act, requires the Company to conduct an investigation of the contamination on and adjacent to its former property, and to evaluate remedial alternatives to address the contamination found. The Agreement also requires that the Company identify and evaluate both interim and permanent options to replace or treat the water from the municipal well. Should the DEP determine that a supplemental water supply is needed, as in the case of a drought, for instance, the Company has agreed that it will, upon notification by the DEP, use its best efforts to implement the interim option selected. The Company did not commit in the Agreement to remediate contamination found on the property or to implement any permanent solution to replace the municipal well. One of the purposes of the investigation, in fact, is to try and determine if the source of some or all of the contamination is one or more of the upgradient properties.

The Company's consultant recently submitted to the DEP a revised Work Plan for the investigation, and expects approval shortly. The soil, groundwater, and surface water investigation is projected to be conducted this fall, with the report to be presented to the DEP early next year. For the year ended June 30, 2000, the Company incurred approximately $59,069 in professional fees relating to this matter, which has been charged to operations as an expense. The Company has also accrued $345,000 as its best estimate of its obligation of conducting the investigation on and adjacent to its former property, including the possible cost of remedial alternatives to address contamination found, and included this amount in "other accrued liabilities" on the consolidated balance sheet as of June 30, 2000. However, it is reasonably possible that the Company's recorded accrual estimate may change and the Company could incur additional obligations or share such obligations with other potential responsible parties in the future. Until the investigation is completed, it is not possible to assess the Company's overall potential liabilities, if any, for cleanup or the likelihood of an unfavorable outcome.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133. "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company adopted this accounting standard as required in fiscal 2000, however the adoption of this Statement did not have any impact on the Company's financial position or results of operations.

Impact of the Year 2000 on the Company's Information Technology Systems

As described in their Form 10-KSB for the year ended June 30, 1999, the Company developed plans to address the impact on its computer systems in the Year 2000. Since entering the year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000-related disruptions impacting its customers and suppliers. Furthermore, the Company did not experience any material impact on inventories at calendar year end. The Company has continued to monitor its critical systems since entering the year 2000 and there has been no significant impact due to Year 2000 exposures from the Company's internal systems as well as from the activities of their suppliers and customers. The Company estimates that the total cost of implementing its compliance plans has not exceeded $30,000 and is immaterial with respect to the Company's overall operating expenditures.

ITEM 7.  FINANCIAL STATEMENTS


Contents of Financial Statements




Report of Independent Certified Public Accountants

Financial Statements

  Consolidated Balance Sheets

  Consolidated Statements of Operations

  Consolidated Statements of Stockholders' Equity

  Consolidated Statements of Cash Flows

  Notes to Consolidated Financial Statements

DIEFENBACH DELIO KEARNEY & DEDIONISIO
CERTIFIED PUBLIC ACCOUNTANTS



Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Control Chief Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Control Chief Holdings, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Control Chief Holdings, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ DIEFENBACH DELIO KEARNEY & DEDIONISIO
CERTIFIED PUBLIC ACCOUNTANTS




Erie, Pennsylvania
July 21, 2000

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS as of June 30,


	2000	1999
	-----	-----
ASSETS

Current assets
Cash and cash equivalents	$670,481	$684,912
Marketable securities, at fair value	244,255	--
Accounts receivable, less allowances
 of $50,000 in 2000 and $40,000 in 1999	862,107	984,967
Inventories	1,482,127	1,581,353
Other current assets	270,055	152,952
	------	------

Total current assets	3,529,025	3,404,184
	------	------

Equipment and leasehold improvements, net	785,347	790,616

Other assets	10,879	7,841
	------	------

Total assets	$4,325,251	$4,202,641
	=========	=========

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS as of June 30,


	2000	1999
	-----	-----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$  6,061	$173,018
Accounts payable	161,093	421,783
Other accrued liabilities	684,628	472,499
	------	------
Total current liabilities	851,782	1,067,300
	------	------

Long-term debt, less current maturities	4,662	10,319
	------	------

Deferred income taxes	78,065	48,712
	------	------

Stockholders' equity

Common stock, $.50 par value,
authorized 5,000,000 shares, issued
issued 1,015,220 in 2000 and
1,014,095 shares in 1999	507,610	507,048

Capital in excess of par value	1,123,279	1,120,586

Retained earnings	1,855,075	1,510,589

Treasury stock, 21,885 shares in 2000
and 14,481 shares in 1999, at cost	(89,793)	(61,913)

Accumulated other comprehensive income
Unrealized gain (loss) on
available-for-sale securities	(5,429)	--

Total stockholders' equity	3,390,742	3,076,310
	-------	------

Total liabilities and stockholders' equity	$4,325,251	$4,202,641
	=========	==========












The accompanying notes are an integral part of these statements.
CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended June 30,

	2000	1999
	------	------

Net sales	$7,381,892	$7,733,125

Cost of products sold	3,575,745	3,886,369
	------	------

Gross margin	3,806,147	3,846,756
	------	------
Operating expenses

Selling expenses	1,294,020	1,572,527
General and administrative	1,248,305	1,082,288
Research and development	197,001	284,727
Environmental remediation-related expenses	404,069	--
	------	------

Total operating expenses	3,143,395	2,939,542
	------	------

Earnings from operations	662,752	907,214

Other income (expense)

Interest expense	(10,560)	(33,735)
Other income and expense, net	17,912	33,239
	------	------

Earnings before income taxes	670,104	906,718

Provision for income taxes	275,616	360,019
	------	------

Net earnings	$ 394,488	$ 546,699
	=========	=========

Earnings per common share
 Basic	$.40	$.55
 Diluted	$.39	$.54

Dividends paid per common share	$.05	$.05










The accompanying notes are an integral part of these statements.

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Year ended June 30,


					Accumulated
		Capital in			Other	Total
	Common	excess of	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Par Value	Earnings	Stock	Income	Equity
      ______ _________     ________ _______  ____________   ____________

Balance,
June 30,
1998	$507,048	$1,120,586	$1,013,877	($37,151)	$      -	$2,604,360

Net earnings	-	-	546,699	-	-	546,699

Dividends paid	-	-	(49,987)	-	-	(49,987)

Purchase of
5,218 shares
of common
stock for
the treasury	-	-	-	(24,762)	-	(24,762)
             ______    ________  _________   ______   ______  _______
Balance,
June 30,
1999	507,048	1,120,586	1,510,589	(61,913)	-	3,076,310

Net earnings	-	-	394,488	-	-	394,488

Unrealized gain
(loss) on
available for
sale securities,
net of deferred
tax benefit of
$3,710	-	-	-	-	(5,429)	(5,429)
						-----
Comprehensive
income	-	-	-	-	-	389,059
						-----

Dividends paid	-	-	(50,002)	-	-	(50,002)

Issuance of
1,125 shares of
common stock	562	2,693	-	-	-	3,255

Purchase of
7,404 shares
of common stock
for the treasury	-	-	-	(27,880)	-	(27,880)

Balance_______ _________   _________ ________       _______      _________
June 30,
2000	$507,610	$1,123,279	$1,855,075	($89,793)	($5,429)	$3,390,742
	========	=========	==========	========	========	=========

The accompanying notes are an integral part of these statements.

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended June 30,
	2000	1999
	-------	------
Cash flows from operating activities
Net earnings	$ 394,488	$ 546,699
Adjustments to reconcile net earnings to
Net cash provided by operating activities:
Depreciation	172,045	125,448
Provision for bad debts	90,430	47,346
Deferred income taxes	(132,874)	24,589
Loss (gain) on sale of marketable securities	46,606	--
Change in operating assets and liabilities:
Accounts receivable	32,430	591,760
Inventories	99,226	57,655
Prepaid items	48,834	125,912
Accounts payable and accrued liabilities	(48,561)	(137,066)
	------	-------
Net cash provided by operating activities	702,624	1,382,343
	------	------

Cash flows from investing activities
Purchase of marketable securities	(453,394)	--
Sales of marketable securities	153,394	--
Purchase of equipment and
leasehold improvements	(166,776)	(247,246)
Change in other assets	(3,038)	232
	------	------
Net cash used in investing activities	(469,814)	(247,014)
	------	------

Cash flows from financing activities
Net borrowing (repayments) of short-term debt	--	(150,000)
Long-term borrowing	--	18,056
Repayments of long-term debt	(172,614)	(265,791)
Proceeds from issuance of common stock	3,255	--
Purchase of treasury stock	(27,880)	(24,762)
Dividends paid	(50,002)	(49,987)
	------	------
Net cash used in financing activities	(247,241)	(472,484)
	------	------

Net increase (decrease) in cash	(14,431)	662,845

Cash and cash equivalents, beginning of year	684,912	22,067
	------	------

Cash and cash equivalents, end of year	$ 670,481	$ 684,912
	=========	=========

Cash paid during the year for:
 Interest	$  11,207	$  35,417
 Income taxes	507,972	147,597



The accompanying notes are an integral part of these statements.
CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and 1999


1. Summary of Significant Accounting Policies

Company Operations

The Company operates exclusively in a single industry in the United States as a manufacturer of remote control devices for material handling equipment and other industrial applications. During the years ended June 30, 2000 and 1999, the Company's operations had export sales totaling $194,901 and $332,960, respectively.

Principles of Consolidation

The financial statements include the accounts of Control Chief
Holdings, Inc. and its wholly owned subsidiary, Control Chief
Corporation. All significant inter-company accounts are eliminated upon consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenues Recognition and Concentration of Credit Risk

Product sales are recorded at the time of shipment. Service revenues are recorded when the related services are performed. The Company does not enter into long-term contracts. The Company markets its products through a network of independent manufacturers' representatives. The Company grants credit to its customers, most of whom are in the manufacturing industry, principally located throughout the United States, in addition to having customers who are located in Canada, United Kingdom, Central and South America. Periodic credit evaluations of customers are performed, and generally the Company does not require advance payments or collateral. Credit losses to customers have not been material.

Cash Equivalents

The Company considers all highly liquid debt instruments with maturity of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, marketable securities, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short term maturities of these assets and liabilities. The interest rates on substantially all of the Company's bank borrowings are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of the Company's short-term and long-term borrowings also approximate fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1. Summary of Significant Accounting Policies - Continued

Inventories

Inventories are valued at the lower of average cost (first-in, first-out method) or market. Inventories include material, direct labor, and overhead and consist of the following at June 30, 2000 and 1999:

	2000	1999
		------	------

Work in process	$  122,141	$  160,725
Raw materials and subassemblies	1,359,986	1,420,628
		------	------

	$1,482,127	$1,581,353
	==========	  =========

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

Advertising Costs

Advertising, including trade shows, promotions and literature costs are expensed as incurred. The total for these expenses were $117,809 in 2000 and $95,539 in 1999.

Research and Development

Research and development costs are expensed as incurred. Research and development expense amounted to $197,001 in 2000, and $284,727 in 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1. Summary of Significant Accounting Policies - Continued

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

	Net		Per Share
	Earnings	Shares	Amount
	------	------	------

Fiscal year 1999-Basic	$ 394,488	995,464	$.40
Fiscal year 1999-Diluted	$ 394,488	1,005,800	$.39
Fiscal year 1999-Basic	$ 546,699	1,000,185	$.55
Fiscal year 1999-Diluted	$ 546,699	1,011,759	$.54

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

Impairment of Long Lived Assets

Management periodically reviews the carrying value of long-term assets for potential impairment by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the related expected future cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset with fair value being determined using discounted cash flows. To date, management has determined that no impairment of these assets exists.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1. Summary of Significant Accounting Policies - Continued

Comprehensive Income

Effective for fiscal years beginning after December 15, 1997, Statement of Financial Accounting Standards No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Unrealized gains and losses on the Company's investments in equity securities are representable of a component of comprehensive income. Accordingly, the Company has adopted this new reporting standard.

Cash Dividends

During the fiscal year ended June 30, 2000, the Board of Directors of the Company approved a cash dividend totaling $50,002 ($0.05 per share) payable on September 24, 1999 to holders of record at the close of business on September 6, 1999. During the fiscal year ended June 30, 1999, the Board of Directors of the Company approved a cash dividend totaling $49,987 ($.05 per share) payable on September 25, 1998 to holders of record at the close of business on September 7, 1998.

Environmental Remediation Costs

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimates losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

Change in Fiscal Year To December 31, Effective June 30, 2000

On June 29, 2000, the Executive Committee of the Board of Directors of the Company changed its fiscal year end from June 30 to December 31, effective June 30, 2000. Accordingly, the Company will report a transition period from July 1, 2000 through December 31, 2000. The Company elected to change its fiscal year in order to more closely corresponds to its current business cycle.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, with earlier application permitted. The Company does not expect the adoption of SFAS No. 133 to have a material impact on the Company's financial position or results of operations. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2. Marketable Securities

The Company classifies its marketable securities as available-for-sale securities. Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported in equity. At June 30, 2000, the net unrealized loss, net of a deferred income tax benefit of $3,710, was $5,429. During the year ended June 30, 2000 the Company sold securities having a cost basis of $200,000 for $153,394, resulting in a realized capital loss of $46,606.

3. Other Current Assets

Other current assets at June 30, consist of the following:

	2000	1999
		-----	-----

Prepaid income taxes                    $	    --	$ 54,100
Other prepaid items	56,325	51,059
Deferred income taxes	213,730	47,793
		-----	-----

	$270,055	$152,952
		=======	=======

4. Equipment and Leasehold Improvements

Equipment and leaseholds at June 30, consist of the following:

	2000	1999
		------	-------

Machinery and equipment	$1,802,440	$1,917,208
Leasehold improvements	232,877	195,487
		------	------

	2,035,317	2,112,695

Less accumulated depreciation	1,249,970	1,322,079
		------	------

	$ 785,347	$ 790,616
		=========	=========

5. Other Assets

Other assets at June 30, consist of the following:

	2000	1999
	-----	-----

Cash surrender value of officers'
life insurance, less policy loans of $80,923	$10,879	$ 7,841
	=======	=======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6. Short-Term Debt

The Company has $750,000 borrowing available under a line of credit agreement with a bank. Borrowings under the line bear interest at the prime rate (9.50% and 7.75% at June 30, 2000 and 1999, respectively), and are secured by substantially all of the assets of the Company. There were no borrowings under the line of credit during the year ended June 30, 2000. During the year ended June 30, 1999, the line of credit reached a month-end maximum of $150,000. The weighted average borrowing amounted to $4,986 in 1999, with an average interest rate of 8.62% calculated by dividing the interest expense during the year for such borrowing by the weighted average short-term borrowing. No amounts were outstanding under the line of credit at June 30, 2000 and 1999. The line of credit agreement is subject to an annual review in November each year.

7. Other Accrued Liabilities

Other accrued liabilities at June 30, consist of the following:

	2000	1999
	-----	-----

Accrued income taxes	$ 80,024	$ 89,856
Accrued commissions	77,976	83,009
Accrued salaries, wages, and withholdings	176,350	294,895
Accrued environmental remediation costs	345,000	--
Other accrued items	5,278	4,739
	-----	-----

	$684,628	$472,499
	========	========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8. Long-Term Debt

Long-term debt at June 30, consists of the following:

	2000	1999
	-----	-----

8.47% term loan, amortized over four years,
due May 2000	$    --	$161,228

2.90% term loan, collateralized by vehicles,
amortized over three years, due April 2002,
payable in monthly installments of $524,
including interest	10,723	16,610

9.50% term loan, amortized over three years,
due April 2000	--	5,499
	-----	-----

Total	10,723	183,337

Less current maturities	6,061	173,018
	-----	-----
Long-term debt	$  4,662	$ 10,319
	========	========

The amount of long-term debt that will become due during the years ending June 30, 2001 and 2002 is $6,061 and $4,662, respectively.

9. Operating Leases

The Company has entered into several operating lease agreements, primarily relating to real estate and equipment. These leases are noncancelable and expire at various dates through July 2003. Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental payments for the remaining years under these operating leases are as follows:

	  Year ended June 30,
                       -------------------
	2001	$ 90,930
	2002	86,476
	2003	3,333

Total rent expense under operating leases amounted to $92,862 in 2000 and $118,030 in 1999.

10. Employee Savings Plan

The Company has a savings plan, available to substantially all employees, which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company has a discretionary match that is limited to 6% of compensation and may, at its discretion, make additional contributions to the plan. In connection with the discretionary match, the Company's contribution to the plan was $18,041 in 2000 and $19,066 in 1999. There were no additional discretionary contributions to the plan for 2000 and 1999. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11. Related Party Transactions

The Company leases its corporate headquarter facility located in Bradford, Pennsylvania from a stockholder and Director. This lease agreement expires July 2002 and is renewable at the then fair rental value for a five-year period. In addition to the annual rental, the Company is responsible for the real estate taxes, insurance and other occupancy expenses applicable to the leased premises. Rent expense under this operating lease was $80,00 for 2000 and 1999. The minimum rental commitment under this agreement is included with the Company's other operating leases as described in Note 9 of the financial statements.

The Company also receives certain legal and cleaning services (effective for 2000) from enterprises that are related to the Company because of common Directors or Officers of the Company. The total service provided for the legal services was $4,310 in 2000 and $1,465 in 1999. The total service provided for the cleaning services was $25,648 in 2000.

12. Environmental Matters

The Company formerly owned and operated a manufacturing facility in the Borough of Lewis Run, Pennsylvania. The facility and surrounding property were sold in 1997. Subsequent to the sale, the purchaser of the property conducted certain environmental testing, and detected contamination of the soil and groundwater on the property. In addition, the Pennsylvania Department of Environmental Protection ("DEP") sampled the nearby municipal well, used as a secondary source of water supply for the Borough of Lewis Run, and detected contamination in the well. In addition, several remediations of adjacent, upgradient properties have recently been conducted by current and former owners of those properties to address contamination at those locations.

The Company entered into a Consent Order and Agreement ("Agreement") with the DEP on February 1, 2000. The Agreement requires the Company to conduct an investigation of the contamination on and adjacent to its former property, and to evaluate remedial alternatives to address the contamination found. The Agreement also requires that the Company identify and evaluate both interim and permanent options to replace or treat the water from the municipal well. Should the DEP determine that a supplemental water supply is needed, as in the case of a drought, for instance, the Company has agreed that it will, upon notification by the DEP, use its best efforts to implement the interim option selected. The Company did not commit in the Agreement to remediate contamination found on the property or to implement any permanent solution to replace the municipal well. One of the purposes of the investigation, in fact, is to try and determine if the source of some or all of the contamination is one or more of the upgradient properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12. Environmental Matters - Continued

The Company's consultant recently submitted to the DEP a revised Work Plan for the investigation, and expects approval shortly. The soil, groundwater, and surface water investigation is projected to be conducted this fall, with the report to be presented to the DEP early next year. For the year ended June 30, 2000, the Company incurred approximately $59,069 in professional fees relating to this matter, which has been charged to operations as an expense. The Company has also accrued $345,000 as its best estimate of its obligation of conducting the investigation on and adjacent to its former property, including the possible cost of remedial alternatives to address contamination found, and included this amount in "other accrued liabilities" on the consolidated balance sheet as of June 30, 2000. However, it is reasonably possible that the Company's recorded accrual estimate may change and the Company could incur additional obligations or share such obligations with other potential responsible parties in the future. Until the investigation is completed, it is not possible to assess the Company's overall potential liabilities, if any, for cleanup or the likelihood of an unfavorable outcome.

13. Income Taxes

For the years ended June 30, 2000 and 1999, earnings before income taxes were $670,104 and $906,718, respectively. The provision for income taxes consists of the following:

	2000	1999
		-----	-----
Current
 Federal	$305,198	$245,822
 State	103,292	89,608

Deferred (benefit), net	(132,874)	24,589
		-----	-----

	$275,616	$360,019
		========	========

The difference between the provision for income taxes and the amounts computed by applying the federal income tax rate in effect for the years ended June 30, 2000 and 1999 consists of the following:

	2000	1999
		-----	-----

Statutory federal income tax	$227,835	$308,234
State income taxes,
 net of federal tax benefit	44,183	59,305
General business tax credit	(11,059)	(28,473)
Other items	14,657	20,953
		-----	------

	$275,616	$360,019
	========	========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13. Income Taxes - Continued

At June 30, the net deferred tax asset (liability) component consists of the following:

	2000	1999
	-----	-----

Unrealized loss on
 available-for-sale securities	$  3,710	$    --
Allowance for doubtful accounts	20,297	16,237
Accrued compensation	30,756	31,556
Accrued environmental remediation costs	140,048	--
Capital loss carry forward	18,919	--
Depreciation of equipment and leaseholds	(78,065)	(48,712)
	-----	-----
	$135,665	$  (919)
	========	========

Balance Sheet Classification
 Current asset	$213,730	$ 47,793
 Noncurrent liability	(78,065)	(48,712)
	-----	-----

	$135,665	$  (919)
	========	========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

14. Common Stock Options

The Company has an incentive stock option plan for the granting of options to purchase up to 50,000 shares of the Company's common stock, of which 41,000 shares have been reserved for granting to employees and 9,000 shares, have been reserved for granting to nonemployee Directors. Under the plan, the option price is not less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years or ten years from the date of the grant. At June 30, 2000, options to purchase 40,750 shares of Common Stock were available for grant under the Company's stock option plan.

A summary of the Company's stock option activity for the years ended June 30, 2000 and 1999 is as follows:

	Number of	------	Option Price	-----
	Shares under		Weighted
	option	Per share	Average	Aggregate
	-----	------	-----	------

Outstanding-June 30, 1998	9,750	$2.34-3.80	$3.09	$30,162
Granted during the year	4,375	4.88	4.88	21,350
Exercised during the year	--	--	--	--
Forfeitures and expirations	(1,625)	2.34-3.80	3.46	(5,629)
	-----	------	----	-----
Outstanding-June 30, 1999	12,500	$2.34-4.88	$3.67	$45,883

Granted during the year	375	4.31	4.31	1,616
Exercised during the year	(1,125)	2.33-3.80	2.89	(3,255)
Forfeitures and expirations	(3,625)	2.33-4.88	3.50	(12,680)
	-----	-------	----	-----

Outstanding-June 30, 2000	8,125	$2.33-4.88	$3.88	$31,564
	======	=========	=====	=======

Exercisable-June 30, 2000	8,125	$2.33-4.88	$3.88	$31,564

Exercisable-June 30, 1999	12,500	$2.34-4.88	$3.67	$45,883

During the years ended June 30, 2000 and 1999, the weighted average fair value of options granted amounted to $1.87 and $2.32 per share, respectively. At June 30, 2000, the weighted average remaining contractual life of outstanding options was 6.3 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

14. Common Stock Options - Continued

Pro forma information regarding net income and earnings per share, required by SFAS No. 123, has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for options granted was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions for 2000 and 1999 respectively: risk-free interest rate of 6.2% and 5.5%; volatility factor of the expected market price of the Company's Common Stock of 0.39 and 0.34; dividend yield of 1.2% and 1.0%; and a weighted average expected option life of 9 years. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. For the years ended June 30, 2000 and 1999, the Company's reported and pro forma net earnings and earnings per share are as follows:

	2000	1999
	-----	-----
As reported:
Net earnings	$394,488	$546,699
Earnings per common share
 Basic	$ 40	$.55
 Diluted	$.39	$.54

Pro forma:
Net earnings	$394,066	$540,607
Earnings per common share
 Basic	$.40	$ .54
 Diluted	$.39	$ .53

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The names and certain information concerning the directors are set forth below. Each director will serve until the next Annual Meeting of the Shareholders or until his successor shall be elected and shall qualify.
	Principal Occupation of	Director of
	Employment During the 		Company
Name	Past Five Years	Age		Since
---------------------------------------------------------------------
C. Lawrence	Chairman from 1986 to 1994.	73	1983
Shields	In 1971, Mr. Shields founded
	Control Chief Corporation where
	he served as President and
	Director until May 1990.
	Mr. Shields is the father-
in-law of Mr. Douglas Bell,
Chairman and a Director of
the Company.

Douglas S. Bell	Elected Chairman of the Board	51	1988
				of Directors and President and
			Chief Executive Officer of the
				Company in November of 1994.
				Mr. Bell has held various executive
positions and served as a Director
of the Company's wholly owned
subsidiary, Control Chief
Corporation. Mr. Bell is a
graduate of Clarion University
of Pennsylvania and is the
son-in-law of Mr. C. Lawrence
Shields, a Director of the Company.

Christopher	Elected Secretary in May of	47	1994
G. Hauser	1994. Partner in the law firm
	of McDowell, Wick, Daly, Gallup,
	Hauser & Hartle since 1985.
	Mr. Hauser is a graduate of
	Washington & Jefferson College
	and The Dickinson School of Law.

			Director of
	Principal Occupation of Employment		Company
Name	During the Past Five Years	Age	Since
---------------------------------------------------------------------
Craig A.	President of Servco Services,	45	1999
Hartburg	Inc., a Bradford, PA based
	Company. Mr. Hartburg is a
	graduate of the University of
	Pittsburgh with a BA Degree
	in economics and political
science.

Michael A.	Executive Vice President of	52	1999
Zurat	the Company since October of 1998.
	Formerly Senior Vice President
	and Vice President of manufacturing
	and technical sales of Allegany
	Bradford Corporation. Member of
	the Board of Directors of State
	Line Supply Co. Attended Lock
	Haven University. Honorably
	discharged from the United States
	Marine Corps. with a Bronze Star
	Medal w/combat V.


Executive Officers

The executive officers of the Company are set forth in the table below. All executive officers are elected at the annual meeting or interim meetings of the Board of Directors. No arrangements or understanding exists between any executive officer and any other person pursuant to which he was elected as an executive officer.

Name	Age	Position and Period Served
----             ---             --------------------------
Douglas S. Bell	51	Director of the Company since 1988. Chairman
of the Board, President, and Chief Executive
Officer. Director and an executive officer with Control Chief Corporation.

Michael A. Zurat	52	Elected Executive Vice President of the
Company in October of 1998. Director of the Company since 1999. Director and an executive officer with Control Chief Corporation.

Stephen J. Pachla	49	Elected Treasurer of the Company in November
1994. Treasurer of Control Chief Corporation since November 1994.

Christopher G. Hauser 	47	Director and Secretary of the Company
since May 1994.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth for the fiscal years ended June 30, 2000, 1999 and 1998, the remuneration of the Company's Chief Executive Officer, Douglas S. Bell. There were no other executive officers whose aggregate remuneration exceeded $100,000 during each of the fiscal years ended.

Summary Compensation Table

Douglas S. Bell, CEO	2000	1999	1998
Annual Compensation
	Salary ($)	$229,313	$134,600	$100,000
	Bonus ($)	0	0	22,500
	Other Annual Compensation ($)	0	0	0
Long Term Compensation
	Restricted Stock Awards ($)	0	0	0
	Options/SARs (#)	0	0	0
	LTIP Payouts ($)	0	0	0
All Other Compensation ($)(1)	2,751	1,935	1,246

(1) Represents payments made under the nondiscriminatory 401(K) feature of the Profit Sharing Plan for fiscal years ended June 30.

The following tabulation shows as to the named Executive Officer the amount of options granted, the amount of shares acquired since that date through the exercise of options granted since that date or prior thereto and the amount of shares subject to all unexercised options held as of June 30, 2000. During the fiscal year ended June 30, 2000, no options were granted.

Options/SAR Grants in Fiscal Year June 30, 2000:

Individual Grants
Douglas S. Bell, CEO
	Options/SARs Granted (#)	0
	Percentage of Total Options/SARs Granted
	to Employees in Fiscal Year	N/A
	Exercise or Base Price ($ / Share)	N/A
	Expiration Date	N/A

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values:

Douglas S. Bell, CEO
	Shares Acquired on Exercise (#)	0
	Value Realized ($)	0
	Number of Unexercised Options/SARs at
	June 30, 2000 (#)
		Exercisable	1,250
		Unexercisable	0
	Value of Unexercised In-the-Money
	Options/SARs at Fiscal Year End ($)
		Exercisable	4,750
		Unexercisable	0

Employment Agreement

Mr. Douglas S. Bell and the Company entered into an employment agreement as of May 21, 1999, pursuant to which Mr. Bell serves as Chief Executive Officer and President of the Company. Under the employment agreement, which has a term of ten years, Mr. Bell receives an annual base salary of $225,000. In addition, Mr. Bell may receive performance-based annual increases and/or bonuses. Mr. Bell is also entitled to employee benefits generally made available to other officers of the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Securities Owned By Management

The following table sets forth, as of August 25, 2000, the beneficial ownership of the Company's Common Stock by each director, the Company's Chief Executive Officer, any executive officer whose annual aggregate remuneration exceeded $100,000, all executive officers and directors as a group, and each shareholder known to management of the Company to own beneficially more than 5% of the outstanding Common Stock. All persons listed below have sole voting and investment power with respect to their common stock unless otherwise indicated.

		Shares	Total	Percentage
	Shares 	Subject 	Shares	of Out-
	Of Stock	To	Beneficially	standing
Name	Owned	 Options	Owned	Stock
----                    --------  -------  ------------    ----------
Douglas S. Bell(1)(2)(3) 	427,050	1,250	428,300	43.2%
C. Lawrence Shields(5)(6)	625	750	1,375	0.1%
Christopher G. Hauser(5)(6)	0	750	750	0.1%
Craig A. Hartburg(4)	156	375	531	0.0%
                        --------  -------  ------------    ----------
All Directors, Officers
And Nominees as a group
(6 persons, including
those named above)	427,862	5,250	433,112	43.6%
                       ---------   -------    ------------        ---

(1) Held with wife as joint tenants with rights of survivorship.
(2) Includes 5,156 shares of common stock held by Mr. Bell as trustee for custodial accounts for his minor child.
(3) Includes 1,250 shares of common stock subject to acquisition by exercise of outstanding options granted in 1997.
(4) Includes 375 shares of common stock subject to acquisition by exercise of outstanding options granted in 1999.
(5) Includes 375 shares of common stock subject to acquisition by exercise of outstanding options granted in 1996.
(6) Includes 375 shares of common stock subject to acquisition by exercise of outstanding options granted in 1995.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Christopher G. Hauser, a Director and Secretary of the Company, received approximately $4,300 during the fiscal year ended June 30, 2000 from the Company as fees relating to general legal services provided to the Company. These fees are based on standard rates for the type of services provided to the Company. The Company plans to continue to use the legal services of Mr. Hauser's firm.

The Company leases from Mr. C. Lawrence Shields and Mrs. Dorothy V. Shields its 20,000 square foot office building and approximately 2.5 acres of land located at 200 Williams Street, Bradford, PA. For the fiscal year ended June 30, 2000, the Company paid $95,593 in rental fees and real estate taxes. Mr. C. Lawrence Shields is a Director and past Chairman of the Board of the Company.

For the fiscal year ended June 30, 2000, the Company paid to Servco Services, Inc. $25,648 for cleaning services. Mr. Craig A. Hartburg, a Director of the Company, is the President of Servco Services, Inc. The Company plans to continue to use the cleaning services of Servco Services, Inc. in similar amounts.


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

(b) Reports on Form 8-K.

The Registrant filed a current report on Form 8-K, dated June 30, 2000, pertaining to the change in the Registrant's fiscal year end form June 30 to December 31, effective June 30, 2000. A transition report on Form 10-KSB covering the transition period from July 1, 2000 through December 31, 2000 will be filed by March 31, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Control Chief Holdings, Inc.
(Registrant)

Date: September 25, 2000	By:/s/Douglas S. Bell
	Douglas S. Bell
	Chairman of the Board,
	Chief Executive Officer and
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas S. Bell	Chief Executive
Douglas S. Bell	Officer and	September 25, 2000
	Director

/s/ Stephen J. Pachla	Chief Financial
Stephen J.Pachla	Officer	September 25, 2000

/s/ Craig A. Hartburg	Director	September 25, 2000
Craig A. Hartburg

/s/ Christopher G. Hauser	Director	September 25, 2000
Christopher G. Hauser

/s/ C. Lawrence Shields	Director	September 25, 2000
C. Lawrence Shields

/s/ Michael A. Zurat	Director	September 25, 2000
Michael A. Zurat

INDEX OF EXHIBITS

No.	Exhibit	Location

3-1	Certificate of Incorporation	Incorporated by reference
	of Digimetrics, Inc.	from Digimetrics, Inc.'s
		Registration Statement
		on Form 10 File No. 0-15919
		("Form 10")

3-2	By-laws of Digimetrics, Inc.	Incorporated by reference fro
		From Digimetrics, Inc.'s
		Form 10

3-3	Certificate of Amendment	Incorporated by reference
	of the Certificate of	from Form 10-KSB for the
	Incorporation of	fiscal year ended June 30,
	Digimetrics, Inc.	1993 as Exhibit 3-3

4-1	Specimen of Common Stock	Incorporated by reference
	Certificate	from Digimetrics, Inc.'s
		Form 10

10-1	Digimetrics/Control Chief	Incorporated by reference
	Amended and Restated	from Form 10-KSB for the
	Profit-Sharing Plan	fiscal year ended June 30,
	Adoption and Plan	1994 as Exhibit 10-2
	Document

10-2	Agreement for Purchase and	Incorporated by reference
	Sale between C. Lawrence and	Form 8-K filed on July 27,
Dorothy V. Shields for the 	1982 as Exhibit 2-1
	real estate at 200 Williams
	Street, Bradford, PA

10-3	Lease Agreement dated July 15,	Incorporated by reference
	1992 between C. Lawrence and	Form 8-K filed on July 27,
	Dorothy V. Shields for the	1992 as Exhibit 2-2
	real estate at 200 Williams
	Street, Bradford, PA

10-4	1994 Stock Option Plan	Incorporated by reference
		from 1994 Proxy, Exhibit A

10-5 Douglas S. Bell Employment	Incorporated by reference
	Agreement	From Form 10-KSB for the
		fiscal year ended June 30,
		1999 as Exhibit 10-5

21-1	Subsidiaries of the Registrant	Filed herewith

23-1	Consent of Independent Auditors	Filed herewith

27-1	Financial Data Schedule	Filed herewith


SUBSIDIARIES OF THE REGISTRANT		Exhibit 21-1


Control Chief Corporation
100% - Owned by Control Chief Holdings, Inc.
Incorporated in the State of Pennsylvania





CONSENT OF INDEPENDENT AUDITORS	Exhibit 23-1






We consent to the incorporation by reference in the Registration Statement on Form S-8 dated April 25, 1995 pertaining to the Control Chief Holdings, Inc. Stock Option Plan of 1994, of our report dated July 21, 2000, with respect to the consolidated financial statements included in this Form 10-KSB of Control Chief Holdings, Inc.




/s/ DIEFENBACH DELIO KEARNEY & DEDIONISIO
CERTIFIED PUBLIC ACCOUNTANTS




Erie, Pennsylvania
September 20, 2000