Form 10QSB
period 2000-09-30
CONTROL CHIEF HOLDINGS INC
filed 2000-11-07
CIK 814853

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended ____________________

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from July 1, 2000 to September 30, 2000

Commission File Number 0-15910

Control Chief Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

New York	16-0955704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

          The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of October 30, 2000 was 986,930 shares.

Transitional Small Business Format (Check one): Yes [ ] No [X]

Control Chief Holdings, Inc. and Subsidiaries

Table of Contents

Page
Part I Financial Information

Item 1 Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Operations and Retained Earnings	4
Consolidated Statements of Cash Flows	5
Notes to Financial Statements	6

Item 2 Management's Discussion and Analysis or Plan of Operation	7

Part II Other Informations

Item 5 Other Information	11
Item 6 Exhibits and Reports on Form 8-K	11

Signatures	11

Part I - Financial Information
Item 1. Financial Statements
Control Chief Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
	September 30,	June 30,
	2000	2000
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 766,267	$ 670,481
Marketable securities, at fair value	246,031	244,255
Accounts receivables, less allowance for
doubtful accounts of $50,000 and $50,000	991,614	862,107
Inventories	1,485,034	1,482,127
Other current assets	263,979	270,055

Total current assets	3,752,925	3,529,025

Equipment and leasehold improvements, net	776,574	785,347

Other assets	-	10,879

Total assets	$4,529,499	$4,325,251

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$ 9,224	$ 6,061
Accounts payable trade	167,209	161,093
Accrued items	722,057	684,628

Total current liabilities	898,490	851,782

Long-term debt, less current maturities	-	4,662

Deferred income taxes	75,265	78,065

Stockholders' equity
Common stock, $.50 par value, authorized 5,000,000 shares,
issued 1,015,220 shares	507,610	507,610
Capital in excess of par value	1,123,279	1,123,279
Retained earnings	2,024,378	1,855,075
Treasury stock, 23,134 and 21,885 shares, respectively, at cost	(95,149)	(89,793)
Accumulated other comprehensive income
Unrealized gain (loss) on available-for-sale securities	(4,374)	(5,429)

Total stockholders' equity	3,555,744	3,390,742

Total liabilities and stockholders' equity	$4,529,499	$4,325,251

See accompanying notes to financial statements.
Control Chief Holdings, Inc. and Subsidiary
Consolidated Statements of Operations and Retained Earnings
(Unaudited)
	Three Months Ended
	September 30,
	2000	1999

Net sales	$1,856,059	$1,978,407

Cost of products sold	829,141	948,734

Gross margin	1,026,918	1,029,673

Operating expenses
Selling expenses	323,926	314,370
General and administrative	313,872	326,771
Research and development	27,955	73,773

Total operating expenses	665,753	714,914

Earnings from operations	361,165	314,759

Other income (expense)
Interest expense	(437)	(3,201)
Other income	13,982	15,241

Earnings before income taxes	374,710	326,799

Provision for income taxes	155,800	136,300

Net earnings	218,910	190,499

Retained earnings, beginning of period	1,855,075	1,510,589

Cash dividends paid	(49,607)	(50,002)

Retained earnings, end of period	$2,024,378	$1,651,086

Earnings per common share
Basic	$ .22	$ .19
Diluted	$ .22	$ .19

Dividends paid per common share	$ .05	$ .05

Weighted average number of common shares outstanding
Basic	992,749	999,495
Diluted	1,005,249	1,011,995

See accompanying notes to financial statements.
Control Chief Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	September 30,
	2000	1999
Cash flows from operating activities
Net earnings	$ 218,910	$ 190,499
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization	44,055	31,132
Provision for bad debts	-	43,275
Deferred income taxes	(2,800)	3,200
Change in assets and liabilities:
(Increase) decrease in receivables	(129,507)	(203,028)
(Increase) decrease in inventories	(2,907)	8,946
Decrease in other current assets	5,355	65,049
Increase (decrease) in accounts payable and accruals	43,545	(50,810)

Net cash provided by operating activities	176,651	88,263

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(35,282)	(68,278)
Decrease in other assets	10,879	-

Net cash used in investing activities	(24,403)	(68,278)

Cash flows from financing activities
Net repayments of long-term debt	(1,499)	(48,355)
Purchase of treasury stock	(5,356)	(1,405)
Dividends paid	(49,607)	(50,002)

Net cash used in financing activities	(56,462)	(99,762)

Net increase (decrease) in cash	95,786	(79,777)

Cash at beginning of period	670,481	684,912

Cash at end of period	$ 766,267	$ 605,135

Cash paid during the period for:
Interest	$ 4,118	$ 3,201
Income taxes	115,970	21,825

See accompanying notes to financial statements.
Control Chief Holdings, Inc. and Subsidiary
Notes to Financial Statements

1. Basis of Presentation

The financial statements include the accounts of the Control Chief Holdings, Inc. and its wholly owned subsidiary, Control Chief Corporation, (the "Company"). All significant intercompany accounts are eliminated upon consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the annual report of the Company on Form 10-KSB for the fiscal year ended June 30, 2000.

2. Change in Fiscal Year to December 31, Effective June 30, 2000

On June 29, 2000, the Executive Committee of the Board of Directors of the Company changed its fiscal year end from June 30 to December 31, effective June 30, 2000. Accordingly, the Company will report a transition period from July 31, 2000 through December 31, 2000. The Company elected to change its fiscal year in order to more closely correspond to its current business cycle.

3. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of stock options using the treasury stock method, if dilutive.

4. Cash Dividends Paid

The Board of Directors of the Company approved a cash dividend totaling $49,607 ($.05 per share) payable on September 29, 2000 to holders of record at the close of business on September 8, 2000.

4. Environmental Matters

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

The Company's consultant recently submitted to the DEP a revised Work Plan for the investigation, and expects approval shortly. The soil, groundwater, and surface water investigation is projected to be conducted this fall, with the report to be presented to the DEP early next year. For the three month period ended September 30, 2000, the Company's expense relating to this matter has been negligible, and for the previous fiscal year ended June 30, 2000, the Company incurred approximately $59,069 in professional fees relating to this matter. The Company also accrued and included the amount of $345,000 in "other accrued liabilities" on the consolidated balance sheet as of June 30, 2000, as its best estimate of its obligation of conducting the investigation on and adjacent to its former property, including the possible cost or remedial alternatives to address contamination found. Through September 30, 2000, there has been no change in the Company's recorded accrual estimate. However, it is reasonably possible the Company's recorded accrual estimate may change and the Company could incur additional obligations or share such obligations with other potential responsible parties in the future. Until the investigation is completed, it is not possible to assess the Company's overall potential liabilities, if any, for cleanup or the likelihood of an unfavorable outcome.

Part I - Financial Information
Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis or plan of operations contained in the Control Chief Holdings, Inc. and Subsidiary annual report on Form 10-KSB for the fiscal year ended June 30, 2000.

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

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months ended September 30, 2000 and 1999.

	Three Months Ended
	September 30,
	2000	1999

Net sales	100.0%	100.0%

Cost of products sold	44.7%	48.0%

Gross margin	55.3%	52.0%

Operating expenses
Selling expenses	17.5%	15.9%
General and administrative	16.9%	16.5%
Research and development	1.5%	3.7%

Total operating expenses	35.9%	36.1%

Earnings from operations	19.4%	15.9%

Other income (expense)
Interest expense	-%	(0.1%)
Other income	0.8%	0.7%

Earnings before income taxes	20.2%	16.5%

Provision for income taxes	8.4%	6.9%

Net earnings	11.8%	9.6%

NET SALES. Net sales decreased to $1,856,059 for the three months ended September 2000 from $1,978,407 for the three months ended September 1999, a decrease of 6.2%.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold decreased by $119,593 for the three months ended September 2000 as compared to the same period last year. This overall decrease in the cost of products sold is consistent with the overall decrease in net sales for the comparable period. Gross margin decreased for the three months ended September 2000 to $1,026,918 from $1,029,673 for the three months ended September 1999. However, the gross margin percentage increased by 3.3% from 52.0% in 1999 to 55.4% in 2000. The increase in gross margin percentage is attributable to the product mix, pricing changes and cost savings.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs decreased by $3,343 for the three months ended September 2000 as compared to the same period last year. These costs increased as a percentage of net sales from 32.4% in 1999 to 34.4% in 2000.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased by $45,818 or 62% for the three months ended September 2000 as compared to the three months ended September 1999. It is the Company's policy not to release public information relating to its research and development programs until new or enhanced products are ready for market. The premature public notification of product development, in the opinion of management, stands to potentially reduce the anticipated return on its research and development investment by notifying competitors of a significant portion of the Company's marketing strategy.

INTEREST EXPENSE. Interest expense decreased by $2,764 for the three months ended September 2000 as compared to the same period last year. This decrease reflects the overall reduction in the Company's short-term debt due to an improvement in the Company's working capital and cash flow, and the decrease in long-term debt due to normal principal payments.

EARNINGS BEFORE INCOME TAXES. Earnings before income taxes were $374,710 for the three months ended September 2000 as compared to $326,799 for the three months ended September 1999, reflecting and increase of $47,911 or 14.6% for the three months ended September 2000 over 1999.

INCOME TAXES. The Company's effective income tax rate was 41.6% in 2000 and 41.7% in 1999.

NET EARNINGS. Overall earnings, after income taxes, were $218,910 for the three months ended September 2000 as compared to earnings, after income taxes, of $190,499 for the three-month period ended September 1999, reflecting an increase of $28,411 or 14.9%

EARNINGS PER COMMON SHARE. The Company's basic and diluted earnings per common share was $.22 for the three months ended September 2000 as compared to $.19 per common share for the three months ended September 1999.

Liquidity, Capital Resources and Financial Condition

The Company funds its needs for liquidity and capital resources through cash from operations, short-term and long-term borrowing.

The Company has a commercial demand line of credit in the amount of $750,000, with a variable interest rate equal to the lender's prime rate. The line of credit is used to finance accounts receivable and inventory of the Company. The line of credit is subject to an annual review by the bank each November. At September 30, 2000, no amount was outstanding under the line of credit.

The Company also has term loans to finance the purchase of vehicles. The balance outstanding at September 30, 2000 was $9,224.

The Company's liquidity improved during the period. At September 30, 2000, the Company had net working capital of $2,854,435, compared to $2,677,243 at June 30, 2000. The Company's current ratio improved slightly during the first three months of fiscal 2000, with current assets at 4.18 times current liabilities at September 30, 2000, compared to 4.14 at June 30, 2000.

During the three-month period ended September 2000, the Company's cash expenditures for equipment totaled $35,282. In addition, during the first three months of fiscal 2000, the Company repaid $1,499 of bank indebtedness, paid cash dividends totaling $49,606 and purchased common stock for its treasury in the amount of $5,356.

Current financial resources, including working capital and the existing line of credit, and anticipated funds from operations are expected to be sufficient to meet cash requirements throughout the remainder of the year, including scheduled long-term debt repayment and planned capital expenditures. There can be no assurance, however, that unplanned capital replacement or other future events will not require the Company to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to the Company.

During the three months ended September 2000, the Company's net cash provided by operations was $176,651 as compared to net cash provided by operations of $88,263 for the three months ended September 1999.

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

The Company's consultant recently submitted to the DEP a revised Work Plan for the investigation, and expects approval shortly. The soil, groundwater, and surface water investigation is projected to be conducted this fall, with the report to be presented to the DEP early next year. For the three month period ended September 30, 2000, the Company's expense relating to this matter has been negligible, and for the previous fiscal year ended June 30, 2000, the Company incurred approximately $59, 069 in professional fees relating to this matter. The Company also accrued and included the amount of $345,000 in "other accrued liabilities" on the consolidated balance sheet as of June 30, 2000, as its best estimate of its obligation of conducting the investigation on and adjacent to its former property, including the possible cost or remedial alternatives to address contamination found. Through September 30, 2000, there has been no change in the Company's recorded accrual estimate. However, it is reasonably possible the Company's recorded accrual estimate may change and the Company could incur additional obligations or share such obligations with other potential responsible parties in the future. Until the investigation is completed, it is not possible to assess the Company's overall potential liabilities, if any, for cleanup or the likelihood of an unfavorable outcome.

Part II - Other Information

Item 5. Other Information

SHAREHOLDER PROPOSALS - DEADLINE FOR INCLUSION IN PROXY MATERIALS. Any proposal by a stockholder of the Company intended to be presented at the 2001 Annual Meeting of Stockholders must be received by the Company on or before December 22, 2000 to be included in the proxy materials of the Company relating to such meeting.

SHAREHOLDER PROPOSALS - DISCRETIONARY VOTING OF PROXIES. In accordance with Rule 14a-4 under the Securities Exchange Act of 1934, if notice of a proposal by a shareholder of the Company intended to be presented at the 2001 Annual Meeting of Shareholders is received by the Company after December 22, 2000, the persons authorized under the Company's management proxies may exercise discretionary authority to vote or act on such proposal if the proposal is raised at the 2001 Annual Meeting of Shareholders.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibit 27 Financial Data Schedule.
b) The Company filed no Reports on Forms 8-K during the reporting period.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Control Chief Holdings, Inc. (Registrant)

Date: October 31, 2000	By: \s\ Douglas S. Bell
Douglas S. Bell
Chairman of the Board,
Chief Executive Officer and President