Form 10KSB
period 2000-12-31
CONTROL CHIEF HOLDINGS INC
filed 2001-03-30
CIK 814853

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2000 to December 31, 2000

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

Issuer's revenues for the period ended December 31, 2000 were $3,370,930. At February 23, 2001, the aggregate market value of voting common stock held by non-affiliates of the registrant based on the average bid and asked price of $4.00 was $2,236,272. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock of the Company have been excluded because such persons may be deemed to be affiliates. As of February 23, 2001, the issuer had outstanding 986,930 shares of Common Stock, $.50 par value.

Documents incorporated by reference: None

CONTROL CHIEF HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-KSB

For the Six-Month Transition Period Ended December 31, 2000

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

ITEM 1. DESCRIPTION OF BUSINESS

General

Control Chief Holdings, Inc. ("the Company") was incorporated in the State of New York on June 12, 1968 and functions as a holding company. On June 29, 2000, the Executive Committee of the Board of Directors changed the fiscal year end of the Company from June 30 to December 31, effective June 30, 2000. Accordingly, the Company is reporting a transition period from July 1, 2000 through December 31, 2000. The Company elected to change its fiscal year end to a year end that corresponds to its current business cycle.

For the six-month periods ended December 31, 2000 and 1999, and the year ended June 30, 2000, the Company was the sole shareholder of Control Chief Corporation. There were no significant changes in the corporate structure during any of the reporting periods.

Principal Products and Services and Methods of Distribution

Control Chief Corporation ("Control Chief") is a Pennsylvania corporation. Control Chief designs, engineers and produces remote control devices for material handling equipment and other industrial applications. These controls use either radio or infrared waves as communications media to transmit control data from portable units to receivers mounted on various types of equipment. Control Chief was among the first in its industry to apply infrared technologies to industrial remote control applications. All models of products are microprocessor-based systems. Remote controls provide the customer a cost-effective means to achieve greater operational safety and flexibility. These devices are utilized worldwide in concert with various material handling equipment, industrial machines, process equipment and mobile apparatus. Control Chief markets its products through a network of independent manufacturers' representatives located in key geographical centers throughout the United States, Canada and Central and South America. Additionally, products are sold through direct efforts, distributors, private labeling agreements and licensees.

Product Development

The Company continues to enhance current product designs and develop new designs within its established product lines. In order to remain competitive in the market, the Company does not announce to the general public continuing research and development programs. Research and development programs are established to keep its products current with state of the art devices. New product designs and product line expansion are anticipated for the future and are being developed. These programs have not been released to the public and if prematurely released would potentially reduce the anticipated return on its research investment. Research and development expenditures for the Company's remote control applications totaled $54,444 for the six-month transition period ended December 31, 2000 and $117,752 for the six-months ended December 31, 1999, respectively.

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

Patents, Trademarks and Licenses

Control Chief Corporation does not hold patents on its current line of products. The registered trademarks, "Control Chief", "Crane Chief", "Raymote", "TeleChief", "TeleMini", "Train Chief", "Scout" and "Controlchief.com" are registered for their lines of remote control products. Control Chief Corporation enters into exclusive marketing and sales agreements for designated territories in the normal course of business. These agreements typically provide for exclusive sales and marketing rights to specific geographical areas as well as private labeling, marketing assistance, manufacturing rights and software licensing.

Governmental Approval of Principal Products or Services

Control Chief Corporation manufactures some products, which transmit data via radio waves. As a result, the Federal Communications Commission (FCC) must approve these products. Currently, the FCC has approved these products offered for sale.

Research and Development

Company-sponsored research and development expenditures for Control Chief Corporation for the six-month transition period ended December 31, 2000 and the six-months ended December 31, 1999 were $54,444 and $117,752, respectively.

Employees

As of February 23, 2001, the Company employed 49 full-time individuals. The Company considers its relations with its employees to be satisfactory. None of the Company's employees are covered by collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTY

Location	Function	Square Feet	Ownership

200 Williams Street	Manufacturing, Engineering,	20,000	Leased
Bradford, PA 16701	Sales and Corporate Offices

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the second quarter of the six-month transition period ended December 31, 2000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the NASDAQ Small-Cap Market under the symbol DIGM. The symbol DIGM relates to the Company's former name "Digimetrics, Inc.", which was changed in November 1992 to its present name, "Control Chief Holdings, Inc." The following table sets forth the range of high and low closing sales prices for each quarter within the last two fiscal years as reported by NASDAQ.

For the Quarter Ended	High	Low

12/31/00	$4.88	$4.00
09/30/00	$4.44	$4.00
06/30/00	$4.75	$4.00
03/31/00	$5.56	$3.97
12/31/99	$4.50	$4.06
09/30/99	$5.50	$4.75
06/30/99	$6.50	$4.06
03/31/99	$5.12	$4.25

As of February 23, 2001, the Company's records indicated that there were approximately 900 registered holders of the 986,930 shares of common stock that were outstanding as of that date.

In addition to the above, the following is a summary of the Company's history of per share cash dividends paid, which have been adjusted for the effect of a one-for-four stock dividend that occurred in February 1998:

Cash Dividends Paid

September 29, 2000	$.050 per share
September 24, 1999	$.050 per share
September 25, 1998	$.050 per share
February 19, 1998	$.040 per share
September 26, 1997	$.040 per share
September 25, 1995	$.056 per share
September 26, 1994	$.056 per share
September 24, 1993	$.056 per share
September 25, 1992	$.032 per share

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

Selected Financial Information

The following table summarizes certain selected financial information for the six-month transition period ended December 31, 2000 and each of the four fiscal years ending June 30, 2000. The information is qualified in its entirety by reference to the Consolidated Financial Statements of the Company and the Notes thereto.

Financial Highlights

(in thousands, except the current ratio and per share data)

	December 31,	June 30,	June 30,	June 30,	June 30,
	2000	2000	1999	1998	1997

Net sales	$3,371	$7,382	$7,733	$8,688	$7,207
Earnings (loss) from
continuing operations	404	394	547	614	386
Working capital	3,014	2,677	2,337	2,217	1,915
Total assets	4,282	4,325	4,203	4,246	3,814
Long-term debt	-	5	10	260	457
Capital expenditures	63	167	247	230	342
Current ratio	6.79	4.14	3.19	2.64	2.57

	December 31,	June 30,	June 30,	June 30,	June 30,
Per Common Share	2000	2000	1999	1998	1997

Basic earnings (loss) from:
Continuing operations	$.41	$.40	$.55	$.61	$.38
Discontinued operations	.00	.00	.00	.00	(.09)
Net earnings (loss)	$.41	$.40	$.55	$.61	$.29

Diluted earnings (loss) from:
Continuing operations	$.40	$.39	$.54	$.60	$.38
Discontinued operations	.00	.00	.00	.00	(.09)
Net earnings (loss)	$.40	$.39	$.54	$.60	$.29

Dividends paid per share	$.05	$.05	$.05	$.08	$.00

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the six-month periods ended December 31, 2000 and 1999 and the years ended June 30, 2000 and 1999:

	Six months ended		Years ended
	December 31,	December 31,	June 30,	June 30,
	2000	1999	2000	1999

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	48.7%	48.3%	48.4%	50.2%

Gross margin	51.3%	51.7%	51.6%	49.8%

Operating expenses
Selling expenses	20.8%	16.3%	17.5%	20.4%
General and administrative	18.2%	17.4%	16.9%	14.0%
Research and development	1.6%	3.0%	2.7%	3.6%
Environmental remediation-expenses (credit)	(7.6%)	0.0%	5.5%	0.0%

Total operating expenses	33.0%	36.7%	42.6%	38.0%

Earnings from operations	18.3%	15.0%	9.0%	11.8%

Other income (expense)
Interest expense	(0.0%)	(0.2%)	(0.1%)	(0.5%)
Other income, net	1.8%	0.9%	0.2%	0.5%

Earnings before income taxes	20.1%	15.7%	9.1%	11.8%

Provision for income taxes	8.1%	6.6%	3.7%	4.7%

Net earnings	12.0%	9.1%	5.4%	7.1%

Six months ended December 31, 2000 compared to the six months ended December 31, 1999

NET SALES. Net sales for the six-month transition period ended December 31, 2000, decreased by $572,229 or 14.5% as compared to the six-month period ended December 31, 1999. The decrease resulted from a drop during the period in the sales of new products, which is indicative of a slowing economy. Sales and demand for the Company's spare parts and services remained constant.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold decreased by $263,246 or 13.8% for the six-month transition period ended December 31, 2000 as compared to the six-month period ended December 31, 1999. The decrease in cost of products sold corresponds with the decrease in net sales for the period. Gross margin was $1,728,301 or 51.3% of sales for the six-month transition period ended December 31, 2000 as compared with $2,037,284 or 51.7% of sales for the six-month period ended December 31, 1999. The Company continues to focus on reducing and controlling its manufacturing costs, in light of a slowing economy, and improving its pricing and marketing toward its premium products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling expenses increased $59,734 or 9.3% for the six-month transition period ended December 31, 2000 compared to 1999. The increase in selling expenses is due to the sale and marketing activity of new products. General and administrative costs decreased by $74,330 or 10.8% during the six-month transition period ended December 31, 2000 compared to 1999. This decrease reflects the Company's efforts to reduce its general and administrative costs.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased by $63,309 or 53.7%, which is due to the completion of the development of new products. The Company anticipates it will continue to invest funds annually as needed in order to stay abreast of changes in technology, as well as improve and expand its product lines.

ENVIRONMENTAL REMEDIATION-RELATED EXPENSES. During the six-month transition period ended December 31, 2000, the Company incurred $38,708 in professional fees relating to an environmental matter at the site of its former manufacturing facility located in the Borough of Lewis Run, Pennsylvania. The professional fees incurred were charged against a liability accrual that was previously reserved at June 30, 2000 by the Company. Because the Company has recently been informed it is no longer responsible for carrying out any additional requirements of a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection, the Company has revised its accrued liability estimate of all remaining fees and costs relating to this matter. As of December 31, 2000, the revised accrued liability has been estimated at $50,000. The revised estimate reduced the accrued liability the Company had been carrying on its books, which resulted in a credit to operating expense in the amount of $256,292 for the six-month transition period ended December 31, 2000. The Company did not incur any significant environmental remediation-related expenses during the six-month period ended December 31, 1999. See the following section, "Environmental Matters", for more complete information relating to environmental remediation-expenses (credit).

OTHER INCOME AND EXPENSE. At December 31, 2000, the Company's had no long-term debt, and there were no borrowings outstanding under the Company's bank line of credit. Other income, net of other expense, was $60,110 for the six-month transition period ended December 31, 2000, compared to $34,549 during the six-month period ended December 31, 1999.

INCOME TAXES. The Company's effective income tax rate was 40.1% and 42.2% for the six-month periods ended December 31, 2000 and 1999, respectively.

NET EARNINGS. Overall, net earnings were $404,804 and $358,485 for the six-month periods ended December 31, 2000 and 1999, respectively. Expressed as a percentage of net sales, net earnings were 12.0% and 9.1% for the six-month periods ended December 31, 2000 and 1999, respectively.

EARNINGS PER COMMON SHARE. Basic earnings per common share was $.41 per share for the six-month transition period ended December 31, 2000, which compares to $.36 per share for the six-month period ended December 31, 1999. Diluted earnings per common share was $.40 per share for the six-month transition period ended December 31, 2000 as compared to $.35 per share for the six-month period ended December 31, 1999.

Prior fiscal year ended June 30, 2000 compared to the fiscal year ended June 30, 1999

NET SALES. Net sales for the prior fiscal year, which ended June 30, 2000, decreased by $351,233 or 4.5% as compared to the year ended June 30, 1999. This decrease relates to a decline during the year in the sale of new products. Sales and demand for the Company's spare parts and services, however, did remain fairly constant. Generally, the Company does not experience a significant fluctuation of business that is considered to be attributable to the seasonal buying habits of its customers.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold decreased by $310,624 or 8% for the fiscal year ended June 30, 2000 as compared to the year ended June 30, 1999. This decrease corresponds with the decrease in net sales during the June 30, 2000 fiscal year, as well as the Company's focus on cost control and improvement of pricing and marketing of its premium products. Gross margin was $3,806,147 or 51.6% of sales in fiscal June 30, 2000 compared to $3,846,756 or 49.8% of sales in fiscal June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling expenses decreased $278,507 or 17.7% in 2000 compared to 1999. The decrease in selling expenses corresponds with the decrease in net sales for the year and changes in marketing strategy during the June 30, 2000 fiscal year. General and administrative costs increased by $166,017 or 15.3% in 2000 compared to 1999, which has prompted the Company to focus on areas in which they can reduce their general and administrative costs.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased by $87,726 or 30.8%, reflecting the completion of certain product development during the fiscal year ended June 30, 2000.

ENVIRONMENTAL REMEDIATION-RELATED EXPENSES. Environmental remediation-related expenses increased by $404,069 for the fiscal year ended June 30, 2000. During the year ended June 30, 2000, the Company incurred approximately $59,065 in professional fees and accrued an additional $345,000 in estimated expenses relating to environmental remediation matters. The Company did not incur any environmental remediation-related expenses during the year ended June 30, 1999. See the following section, "Environmental Matters", for more complete information relating to environmental remediation-related expenses.

OTHER INCOME AND EXPENSE. Interest expense decreased by $23,175 or 68.7%. The decrease in interest expense results from the Company's reduction in short-term and long-term debt and an improvement in the Company's cash flow. The Company's other income, net of other expense decreased by $15,327 during the fiscal year ended June 30, 2000.

INCOME TAXES. The Company's effective income tax rate was 41.1% for the fiscal year ended June 30, 2000 and 39.7% for the fiscal year ended June 30, 1999.

NET EARNINGS. Overall, net earnings were $394,488 for the fiscal year ended June 30, 2000 as compared to $546,699 for the fiscal year ended June 30, 1999. Expressed as a percentage of net sales, net earnings were 5.4% for fiscal 2000 and 7.1% for fiscal 1999.

EARNINGS PER COMMON SHARE. Basic earnings per common share was $.40 per share for fiscal June 2000 as compared to $.55 per share for fiscal June 1999. Diluted earnings per common share was $.39 per share for fiscal June 2000 as compared to $.54 per share for fiscal June 1999.

Effects of Inflation

The Company believes that its revenues and results of operations have not been significantly affected by inflation during the six-month periods ended December 31, 2000 and 1999 and the fiscal years ended June 30, 2000 and 1999.

Liquidity, Capital Resources and Financial Condition

The Company funds its needs for liquidity and capital resources through cash from operations, short-term and long-term borrowing.

At December 31, 2000, the Company had a commercial demand line of credit with National City Bank of Pennsylvania in the amount of $750,000, with a variable interest rate at prime. The line of credit is available to finance accounts receivable and inventory of the Company. No amount was outstanding under the line of credit at December 31, 2000 and June 30, 2000.

Effective March 6, 2001, the Company obtained a new line of credit, with a maximum borrowing of $1,000,000, through PNC Bank, National Association. Borrowings under the new line bear interest at the prime rate or the Euro-Rate plus 2%, as may be selected by the Company. Borrowings under this line will be secured by substantially all of the assets of the Company. The new line of credit agreement, which replaces the line of credit agreement with National City Bank, is subject to an annual review by PNC Bank, National Association in February each year.

The Company's working capital continued to increase during the six-month transition period ended December 31, 2000. At December 31, 2000, the Company's net working capital was $3,013,806 as compared to net working capital of $2,677,243 at June 30, 2000. The Company's current ratio also improved. At December 31, 2000, the Company's current ratio was 6.79 to 1 as compared to 4.14 to 1 at June 30, 2000.

The Company's cash expenditures for property, plant and equipment amounted to $63,000 during the six-month transition period ended December 31, 2000 and $167,000 for the fiscal year ended June 30, 2000. For the six-month period ended December 31, 2000, these capital expenditures primarily related to machinery and equipment ($43,000) and computer equipment and furniture ($20,000). For the fiscal year ended June 30, 2000, these capital expenditures primarily related to leasehold improvements ($37,000), machinery and equipment ($75,000), transportation equipment ($17,000) and computer equipment and furniture ($38,000). The Company currently does not have a commitment for any material capital expenditures and believes its current working capital is sufficient for its operations in the foreseeable future.

Environmental Matters

The Company formerly owned and operated a manufacturing facility in the Borough of Lewis Run, Pennsylvania. The facility and surrounding property were sold in 1997. Subsequent to the sale, the purchaser of the property conducted certain environmental testing, and detected contamination of the soil and groundwater on the property. In addition, the Pennsylvania Department of Environmental Protection ("DEP") sampled the nearby municipal well, used as a secondary source of water supply for the Borough of Lewis Run, and detected contamination in the well. In addition, several remediations of adjacent and upgradient properties have previously been conducted by current and former owners of those properties to address contamination at those locations.

On February 1, 2000, the Company entered into a Consent Order and Agreement ("Agreement") with the DEP. The Agreement required the Company to conduct an investigation of the contamination on and adjacent to its former property, and to evaluate remedial alternatives to address the contamination found. The Agreement also required the Company to identify and evaluate both interim and permanent options to replace or treat the water from the municipal well. The Company did not commit in the Agreement to remediate contamination found on the property or to implement any permanent solution to replace the municipal well. One of the purposes of the investigation was, in fact, to try and determine if the source of some or all of the contamination is one or more of the upgradient properties.

The Company's consultant, Civil and Environmental Consultants, Inc. ("CEC"), subsequently submitted to the DEP a Work Plan for the investigation and conducted a soil, groundwater, and surface water investigation. Upon completion, they presented their report and findings to the DEP. In February 2001, the DEP reviewed the information developed by CEC on behalf of the Company, pertaining to the groundwater contamination at the municipal well site in Lewis Run, Pennsylvania. Based upon the findings and review by the DEP, the Company does not consider itself a responsible party. The DEP notified the Company through correspondence, dated February 23, 2001, that it has decided to pursue additional site investigation, including a study of potential sources of groundwater contamination, upgradient of the Company's former manufacturing facility. In addition, the DEP rescinded the February 1, 2000 Consent Order and Agreement. Accordingly, the Company is no longer responsible for carrying out any additional requirements of that Agreement.

During the year ended June 30, 2000, the Company incurred approximately $59,069 in professional fees relating to this environmental matter, which was charged to operations as an expense. In addition, the Company accrued $345,000 as its best estimate as of June 30, 2000 of its obligation of conducting the investigation on and adjacent to its former property, including the possible cost of remedial alternatives to address contamination found, and included this amount in "other accrued liabilities" on the consolidated balance sheet as of June 30, 2000.

During the six-month transition period ended December 31, 2000, the Company incurred $38,708 in professional fees relating to this environmental matter, which was charged against the Company's liability accrual that was previously reserved at June 30, 2000. Because the Company is no longer responsible for carrying out any additional requirements of the February 1, 2000 Consent Order and Agreement with the DEP, the Company has revised the liability accrual for its estimate of remaining fees and costs to be incurred relating to this matter. The remaining accrued liability has been estimated to be $50,000 as of December 31, 2000. The revised estimate resulted in a credit to operating expense in the amount of $256,292 for the six-month period ended December 31, 2000.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which clarifies the accounting rules for revenue recognition in financial statements. We must implement SAB No. 101 by the fourth quarter of year 2001. We do not expect the adoption of SFAS No. 133 or SAB No. 101 to have a material impact on our financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

Contents of Financial Statements

DIEFENBACH DELIO KEARNEY & DEDIONISIO

CERTIFIED PUBLIC ACCOUNTANTS_____________________________________________________________________

Report of Independent Certified Public Accountants

Board of Directors and Stockholders

Control Chief Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Control Chief Holdings, Inc. and Subsidiary as of December 31, 2000 and June 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six-month period ended December 31, 2000 and the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for the six-month period ended December 31, 1999 and, accordingly, we do not express an opinion on them.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Control Chief Holdings, Inc. and Subsidiary as of December 31, 2000 and June 30, 2000, and the consolidated results of their operations and their consolidated cash flows for the six-month period ended December 31, 2000 and the year ended June 30, 2000, in conformity with generally accepted accounting principles.

/s/ DIEFENBACH DELIO KEARNEY & DEDIONISIO

CERTIFIED PUBLIC ACCOUNTANTS

Erie, Pennsylvania

January 26, 2001 (except for

Notes 5 and 12, as to which the

date is March 6, 2001)

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS as of June 30,

	December 31,	June 30,
ASSETS	2000	2000
Current assets
Cash and cash equivalents	$802,758	$670,481
Marketable securities, at fair value	201,699	244,255
Accounts receivable, less allowances of $40,000 at
December 31, 2000 and $50,000 at June 30, 2000	809,641	862,107
Inventories	1,504,284	1,482,127
Other current assets	215,451	270,055

Total current assets	3,533,833	3,529,025

Equipment and leasehold improvements, net	747,693	785,347

Other assets	-	10,879

Total assets	$4,281,526	$4,325,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$ 7,714	$ 6,061
Accounts payable	198,798	161,093
Other accrued liabilities	313,515	684,628

Total current liabilities	520,027	851,782

Long-term debt, less current maturities	-	4,662

Deferred income taxes	80,856	78,065

Stockholders' equity
Common stock, $.50 par value, authorized 5,000,000 shares,
issued 1,015,220 at December 31, 2000 and June 30, 2000	507,610	507,610
Capital in excess of par value	1,123,279	1,123,279
Retained earnings	2,210,272	1,855,075
Treasury stock, 28,290 shares at December 31, 2000
and 21, 885 shares at June 30, 2000, at cost	(115,772)	(89,793)
Accumulated other comprehensive income
Unrealized gain (loss) on available-for-sale securities	(44,746)	(5,429)

Total stockholders' equity	3,680,643	3,390,742

Total liabilities and stockholders' equity	$4,281,526	$4,325,251

The accompanying notes are an integral part of these statements.

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended		Year ended
	December 31,	December 31,	June 30,
	2000	1999	2000
		(Unaudited)

Net sales	$3,370,930	$3,943,159	$7,381,892

Cost of products sold	1,642,629	1,905,875	3,532,141

Gross margin	1,728,301	2,037,284	3,849,751

Operating expenses
Selling expenses	701,713	641,979	1,337,624
General and administrative	611,740	686,070	1,248,305
Research and development	54,443	117,752	197,001
Environmental remediation-expenses (credit)	(256,292)	-	404,069

Total operating expenses	1,111,604	1,445,801	3,186,999

Earnings from operations	616,697	591,483	662,752

Other income (expense)
Interest expense	(500)	(5,447)	(10,560)
Other income, net	60,110	34,549	17,912

Earnings before income taxes	676,307	620,585	670,104

Provision for income taxes	271,503	262,100	275,616

Net earnings	$ 404,804	$ 358,485	$ 394,488

Earnings per common share
Basic	$ .41	$ .36	$ .40
Diluted	$ .40	$ .35	$ .39

Dividends paid per common share	$ .05	$ .05	$ .05

The accompanying notes are an integral part of these statements.

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
		Capital in			Other	Total
	Common	excess of	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Par Value	Earnings	Stock	Income	Equity

Balance - June 30, 1999	$507,048	$1,120,586	$1,510,589	($61,913)	$ -	$3,076,310

Net earnings	-	-	394,488	-	-	394,488

Unrealized gain (loss) on
available-for-sale securities,
net of deferred tax benefit
Of $3,710	-	-	-	-	(5,429)	(5,429)

Comprehensive income	-	-	-	-	-	389,059

Dividends paid	-	-	(50,002)	-	-	(50,002)

Issuance of 1,125 shares of
common stock	562	2,693	-	-	-	3,255

Purchase of 7,404 shares of
common stock for the treasury	-	-	-	(27,880)	-	(27,880)

Balance - June 30, 2000	507,610	1,123,279	1,855,075	(89,793)	(5,429)	3,390,742

Net earnings	-	-	404,804	-	-	404,804

Unrealized gain (loss) on
available-for-sale securities,
net of deferred tax benefit
Of $26,867	-	-	-	-	(39,317)	(39,317)

Comprehensive income	-	-	-	-	-	365,487

Dividends paid	-	-	(49,607)	-	-	(49,607)

Purchase of 6,405 shares of
common stock for the treasury	-	-	-	(25,979)	-	(25,979)

Balance - December 31, 2000	$507,610	$1,123,279	$2,210,272	($115,772)	($44,746)	$3,680,643

The accompanying notes are an integral part of these statements.

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended		Year ended
	December 31,	December 31,	June 30,
	2000	1999	2000
		(Unaudited)
Cash flows from operating activities
Net earnings	$ 404,804	$ 358,488	$ 394,488
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	94,324	61,610	172,045
Provision (credit) for bad debts	(8,880)	91,233	90,430
Deferred income taxes	136,937	6,400	(132,874)
Loss (gain) on sale of marketable securities	-	-	46,606
Loss (gain) on sale of equipment	628
Change in operating assets and liabilities:
Accounts receivable	61,346	(57,911)	32,430
Inventories	(22,157)	13,367	99,226
Prepaid items	(52,675)	53,408	48,834
Accounts payable and accrued liabilities	(333,408)	(161,926)	(48,561)
Net cash provided by operating activities	280,919	364,666	702,624

Cash flows from investing activities
Purchase of marketable securities	(23,628)	-	(453,394)
Sales of marketable securities	-	-	153,394
Purchase equipment and leasehold improvements	(63,298)	(80,693)	(166,776)
Change in other assets	10,879	-	(3,038)
Net cash used in investing activities	(76,047)	(80,693)	(469,814)

Cash flows from financing activities
Proceeds from sale of equipment	6,000	-	-
Repayments of long-term debt	(3,009)	(107,665)	(172,614)
Proceeds from issuance of common stock	-	-	3,255
Purchase of treasury stock	(25,979)	(20,767)	(27,880)
Dividends paid	(49,607)	(50,002)	(50,002)
Net cash used in financing activities	(72,595)	(178,434)	(247,241)

Net increase (decrease) in cash	132,277	105,539	(14,431)
Cash and cash equivalents at beginning of period	670,481	684,912	684,912

Cash and cash equivalents at end of period	$ 802,758	$ 790,451	$ 670,481

Cash paid during the year for:
Interest	$ 500	$ 5,447	$ 11,207
Income taxes	311,988	201,469	367,932

The accompanying notes are an integral part of these statements.

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Company Operations

The Company operates exclusively in a single industry in the United States as a manufacturer of remote control devices for material handling equipment and other industrial applications. During the six-month periods ended December 31, 2000 and 1999 and the year ended June 30, 2000, the Company's operations had export sales totaling $32,712, $116,496 and $194,901, respectively.

Principles of Consolidation

The financial statements include the accounts of Control Chief Holdings, Inc. and its wholly owned subsidiary, Control Chief Corporation. All significant inter-company accounts are eliminated upon consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Unaudited Interim Financial Information

The accompanying unaudited financial statements for the six-moth period ended December 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month periods ended December 31, 2000 and 1999, are not necessarily indicative of the results that may be expected for an entire year.

Change in Fiscal Year To December 31, Effective June 30, 2000

On June 29, 2000, the Executive Committee of the Board of Directors changed the fiscal year end of the Company from June 30 to December 31, effective June 30, 2000. Accordingly, the Company is reporting a transition period from July 1, 2000 through December 31, 2000. The Company elected to change its fiscal year end to a year end that corresponds to its current business cycle.

Reclassifications

Certain amounts in the Company's consolidated financial statements of operations for the six-month period ended December 31, 1999 and the year ended June 30, 2000 have been reclassified to conform to the presentation for the six-month period ended December 31, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1. Summary of Significant Accounting Policies - Continued

Revenues Recognition and Concentration of Credit Risk

Product sales are recorded at the time of shipment. Service revenues are recorded when the related services are performed. The Company does not enter into long-term contracts. The Company markets its products through a network of independent manufacturers' representatives. Additionally, products are sold through direct efforts, distributors, private labeling agreements and licensees. The Company grants credit to its customers, most of which are in the manufacturing industry and located throughout the United States, in addition to having customers located in Canada and Central and South America. Periodic credit evaluations of customers are performed, and generally the Company does not require advance payments or collateral. Credit losses to customers have not been material.

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

Inventories

Inventories are valued at the lower of average cost (first-in, first-out method) or market. Inventories include material, direct labor, and overhead and consist of the following at December 31, 2000 and June 30, 2000:

	December 31,	June 30,
	2000	2000

Work in process	$ 63,779	$ 122,141
Raw materials and subassemblies	1,440,505	1,359,986

	$1,504,284	$1,482,127

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

Advertising Costs

Advertising, including trade shows, promotions and literature costs are expensed as incurred. The total for these expenses were $73,903 and $58,071 for the six-month periods ended December 31, 2000 and 1999, respectively, and $117,809 for the year ended June 30, 2000.

Research and Development

Research and development costs are expensed as incurred. Research and development expense amounted to $54,443 and $117,752 for the six-month periods ended December 31, 2000 and 1999, respectively, and $197,001 for the year ended June 30, 2000.

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

Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share assume the exercise of stock options using the treasury stock method, if dilutive. The following table reflects the calculation of basic and diluted earnings per share.

	Net		Per Share
	Earnings	Shares	Amount

Six months ended December 31, 2000 - Basic	$ 404,804	990,372	$ .41
Six months ended December 31, 2000 - Diluted	$ 404,804	998,370	$ .40

Six months ended December 31, 1999 - Basic	$ 358,485	996,954	$ .36
Six months ended December 31, 1999 - Diluted	$ 358,485	1,008,861	$ .35

Year ended June 30, 2000 - Basic	$ 394,488	995,464	$ .40
Year ended June 30, 2000 - Diluted	$ 394,488	1,005,800	$ .39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1. Summary of Significant Accounting Policies - Continued

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Interim results are not necessarily indicative of results for a full year.

Impairment of Long-Lived Assets

At each balance sheet date, management determines whether any property or equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121, ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The Company made no adjustments to the carrying values of the assets during the six-month periods ended December 31, 2000 and 1999 and the year ended June 30, 2000 .

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

Cash Dividends

During the six-month period ended December 31, 2000, the Board of Directors of the Company approved a cash dividend totaling $49,607 ($.05 per share) payable on September 29, 2000 to holders of record at the close of business on September 8, 2000. For the year ended June 30, 2000, which includes the six-month period ended December 31, 1999, the Board of Directors of the Company approved a cash dividend totaling $50,002 ($.05 per share) payable on September 24, 1999 to holders of record at the close of business on September 6, 1999.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1. Summary of Significant Accounting Policies - Continued

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which clarifies the accounting rules for revenue recognition in financial statements. The Company must implement SAB No. 101 by the fourth quarter of year 2001. Management does not expect the adoption of SFAS No. 133 or SAB No. 101 to have a material impact on their financial position or results of operations.

2. Marketable Securities

The Company classifies its marketable securities as available-for-sale securities. Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported in equity. At December 31, 2000, the net unrealized loss, net of a deferred income tax benefit of $30,576, was $44,746. At June 30, 2000, the net unrealized loss, net of a deferred income tax benefit of $3,710, was $5,429. There were no sales of marketable securities during the six-month period ended December 31, 2000. During the year ended June 30, 2000 the Company sold securities having a cost basis of $200,000 for $153,394, resulting in a realized capital loss of $46,606.

3. Other Current Assets

Other current assets at December 31, 2000 and June 30, 2000 consists of the following:

	December 31,	June 30,
	2000	2000

Prepaid income taxes	$ 70,694	$ -
Other prepaid items	38,306	56,325
Deferred income taxes	106,451	213,730

	$215,451	$270,055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4. Equipment and Leasehold Improvements

Equipment and leaseholds at December 31, 2000 and June 30, 2000 consists of the following:

	December 31,	June 30,
	2000	2000

Machinery and equipment	$1,836,795	$1,802,440
Leasehold improvements	232,877	232,877

	2,069,672	2,035,317
Less accumulated depreciation	1,321,979	1,249,970

	$ 747,693	$ 785,347

5. Short-Term Debt

The Company has $750,000 borrowing available under a line of credit agreement with National City Bank of Pennsylvania. Borrowings under the line bear interest at the prime rate (9.50% at December 31, 2000 and June 30, 2000, respectively), and are secured by substantially all of the assets of the Company. There were no borrowings under the line of credit during the six months ended December 31, 2000 and the year ended June 30, 2000. No amounts were outstanding under the line of credit at December 31, 2000 and June 30, 2000.

Effective March 6, 2001, the Company obtained a new line of credit, with a maximum borrowing of $1,000,000, through PNC Bank, National Association. Borrowings under the new line bear interest at the prime rate or the Euro-Rate plus 2%, as may be selected by the Company. Borrowings under this line will be secured by substantially all of the assets of the Company. The new line of credit agreement is subject to an annual review in February each year.

6. Other Accrued Liabilities

Other accrued liabilities at December 31, 2000 and June 30, 2000 consists of the following:

	December 31,	June 30,
	2000	2000

Accrued income taxes	$ 163	$ 80,024
Accrued commissions	53,398	77,976
Accrued salaries, wages, and withholdings	200,389	176,350
Accrued environmental remediation costs	50,000	345,000
Other accrued items	9,565	5,278

	$313,515	$684,628

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7. Long-Term Debt

Long-term debt at December 31, 2000 and June 30, 2000 consists of the following:

	December 31,	June 30,
	2000	2000

2.90% term loan, collateralized by vehicles,
amortized over three years, due April 2002,
payable in monthly installments of $524,
including interest	$ 7,714	$10,723

Less current maturities	(7,714)	(6,061)

Long-term debt	$ -	$ 4,662

8. Operating Leases

The Company has entered into several operating lease agreements, primarily relating to real estate and equipment. These leases are noncancelable and expire at various dates through December 2002. Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental payments for the remaining years under these operating leases are as follows:

Year ending
December 31,

2001	$100,754
2002	57,125

Total rent expense under operating leases for the six-month periods ended December 31, 2000 and 1999 was $48,547 and $48,847, respectively. Rent expense for the year ended June 30, 2000 was $92,862.

9. Employee Savings Plan

The Company has a savings plan, available to substantially all employees, which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company has a discretionary match that is limited to 6% of compensation and may, at its discretion, make additional contributions to the plan. In connection with the discretionary match, the Company's contribution to the plan for the six-month periods ended December 31, 2000 and 1999 was $20,733 and $5,499, respectively, and $19,924 for the year ended June 30, 2000. There were no additional discretionary contributions to the plan during the periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10. Related Party Transactions

The Company leases their corporate headquarter facility located in Bradford, Pennsylvania from a stockholder and Director. This lease agreement expires July 2002 and is renewable at the then fair rental value for a five-year period. In addition to the annual rental, the Company is responsible for the real estate taxes, insurance and other occupancy expenses applicable to the leased premises. Rent expense under this operating lease was $40,000 during each the six-month periods ended December 31, 2000 and 1999 and $80,00 during the year ended June 30, 2000. The minimum rental commitment under this agreement is included with the Company's other operating leases as described in Note 8 of the financial statements.

The Company also receives certain legal and cleaning services from enterprises that are related to the Company because of common Directors or Officers of the Company. The total service provided for the legal services was $267 and $1,151 for the six-month periods ended December 31, 2000 and 1999, respectively, and $4,310 for the year ended June 30, 2000. The total service provided for the cleaning services was $12,824 during each of the six-month periods ended December 31, 2000 and 1999 and $25,648 for the year ended June 30, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11. Environmental Matters

The Company formerly owned and operated a manufacturing facility in the Borough of Lewis Run, Pennsylvania. The facility and surrounding property were sold in 1997. Subsequent to the sale, the purchaser of the property conducted certain environmental testing, and detected contamination of the soil and groundwater on the property. In addition, the Pennsylvania Department of Environmental Protection ("DEP") sampled the nearby municipal well, used as a secondary source of water supply for the Borough of Lewis Run, and detected contamination in the well. In addition, several remediations of adjacent and upgradient properties have previously been conducted by current and former owners of those properties to address contamination at those locations.

On February 1, 2000, the Company entered into a Consent Order and Agreement ("Agreement") with the DEP. The Agreement required the Company to conduct an investigation of the contamination on and adjacent to its former property, and to evaluate remedial alternatives to address the contamination found. The Agreement also required the Company to identify and evaluate both interim and permanent options to replace or treat the water from the municipal well. The Company did not commit in the Agreement to remediate contamination found on the property or to implement any permanent solution to replace the municipal well. One of the purposes of the investigation was, in fact, to try and determine if the source of some or all of the contamination is one or more of the upgradient properties.

The Company's consultant, Civil and Environmental Consultants, Inc. ("CEC"), subsequently submitted to the DEP a Work Plan for the investigation and conducted a soil, groundwater, and surface water investigation. Upon completion they presented their report and findings to the DEP. In February 2001, the DEP reviewed the information developed by CEC on behalf of the Company, related to the groundwater contamination at the municipal well site in Lewis Run, Pennsylvania. Based upon the findings and review by the DEP, the Company does not consider itself a responsible party. The DEP notified the Company through correspondence, dated February 23, 2001, that it has decided to pursue additional site investigation, including a study of potential sources of groundwater contamination, upgradient of the Company's former manufacturing facility. In addition, the DEP rescinded the February 1, 2000 Consent Order and Agreement. Accordingly, the Company is no longer responsible for carrying out any additional requirements of that Agreement.

During the year ended June 30, 2000, the Company incurred approximately $59,069 in professional fees relating to this environmental matter, which was charged to operations as an expense. In addition, the Company accrued $345,000 as its best estimate as of June 30, 2000 of its obligation of conducting the investigation on and adjacent to its former property, including the possible cost of remedial alternatives to address contamination found, and included this amount in "other accrued liabilities" on the consolidated balance sheet as of June 30, 2000.

During the six-month transition period ended December 31, 2000, the Company incurred $38,708 in professional fees relating to this environmental matter, which was charged against the Company's liability accrual that was previously reserved at June 30, 2000. Because the Company is no longer responsible for carrying out any additional requirements of the February 1, 2000 Consent Order and Agreement with the DEP, the Company has revised the liability accrual for its estimate of remaining fees and costs to be incurred relating to this matter. The accrued liability has been estimated at $50,000 as of December 31, 2000. The revised estimate resulted in a credit to operating expense in the amount of $256,292 for the six-month period ended December 31, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12. Income Taxes

For the six-month periods ended December 31, 2000 and 1999 and the year ended June 30, 2000, earnings before income taxes were $676,307, $620,585 and $670,104, respectively. The provision for income taxes consists of the following:

	Six months ended		Year ended
	December 31,	December 31,	June 30,
	2000	1999	2000
Current
Federal	$109,133	$192,780	$305,198
State	25,433	62,920	103,292
Deferred (benefit), net	136,937	6,400	(132,874)

	$ 271,503	$ 262,100	$ 275,616

The difference between the provision for income taxes and the amounts computed by applying the federal income tax rate in effect consists of the following:

	Six months ended		Year ended
	December 31,	December 31,	June 30,
	2000	1999	2000

Statutory federal income tax	$229,944	$210,999	$227,835
State income taxes, net of federal tax benefit	44,592	40,918	44,183
General business tax credit	(9,369)	-	(11,059)
Other items	6,336	10,183	14,657

	$271,503	$262,100	$275,616

The net deferred tax asset (liability) component consists of the following:

	December 31,	June 30,
	2000	2000

Unrealized loss on available-for-sale securities	$ 30,576	$ 3,710
Allowance for doubtful accounts	16,237	20,297
Accrued compensation	28,806	30,756
Accrued environmental remediation costs	20,297	140,048
Capital loss carry forward	10,535	18,919
Depreciation of equipment and leaseholds	(80,856)	(78,065)

	$ 25,595	$135,665
Balance Sheet Classification
Current asset	$106,451	$213,730
Noncurrent liability	(80,856)	(78,065)

	$ 25,595	$135,665

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13. Common Stock Options

The Company has an incentive stock option plan for the granting of options to purchase up to 50,000 shares of the Company's common stock, of which 41,000 shares have been reserved for granting to employees and 9,000 shares, have been reserved for granting to nonemployee Directors. Under the plan, the option price is not less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years or ten years from the date of the grant. At December 31, 2000, options to purchase 40,750 shares of Common Stock were available for grant under the Company's stock option plan.

A summary of the Company's stock option activity for the six-month period ended December 31, 2000 and the year ended June 30, 2000 is as follows:

	Number		Option Price
	of shares		Weighted
	under option	Per share	Average	Aggregate

Outstanding-June 30, 1999	12,500	$2.34-4.88	$3.67	$45,883

Granted during the year	375	4.31	4.31	1,616
Exercised during the year	(1,125)	2.33-3.80	2.89	(3,255)
Forfeitures and expirations	(3,625)	2.33-4.88	3.50	(12,680)

Outstanding-June 30, 2000	8,125	$2.33-4.88	$3.88	$31,564

Granted during the period	-	-	-	-
Exercised during the period	-	-	-	-
Forfeitures and expirations	(750)	2.34	2.34	(1,755)

Outstanding-December 31, 2000	7,375	$2.33-4.88	$4.04	$29,809

Exercisable-December 31, 2000	7,375	$2.33-4.88	$4.04	$29,809

Exercisable-June 30, 2000	8,125	$2.33-4.88	$3.88	$31,564

No options were granted during the six-month period ended December 31, 2000. During the years ended June 30, 2000, the weighted average fair value of options granted amounted to $1.87 per share. At December 31, 2000, the weighted average remaining contractual life of outstanding options was 6.4 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13. Common Stock Options - Continued

Pro forma information regarding net income and earnings per share, required by SFAS No. 123, has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for options granted was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.2%; volatility factor of the expected market price of the Company's Common Stock of 0.39; dividend yield of 1.2%; and a weighted average expected option life of 9 years. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. For the six-month periods ended December 31, 2000 and 1999 and the year ended June 30, 2000, the Company's reported and pro forma net earnings and earnings per share are as follows:

	Six months ended		Year ended
	December 31,	December 31	June 30,
	2000	1999	2000
As reported:
Net earnings	$404,804	$358,485	$394,488
Earnings per common share
Basic	$.41	$.36	$.40
Diluted	$.40	$.36	$.39

Pro forma:
Net earnings	$404,804	$358,063	$394,066
Earnings per common share
Basic	$.41	$.35	$.40
Diluted	$.40	$.35	$.39

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by Item 9 is incorporated by reference from the Company's proxy statement to be issued is connection with its 2001 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of the fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Information required by Item 10 is incorporated by reference from the Company's proxy statement to be issued is connection with its 2001 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

Information required by Item 11 is incorporated by reference from the Company's proxy statement to be issued is connection with its 2001 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of the fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 12 is incorporated by reference from the Company's proxy statement to be issued is connection with its 2001 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of the fiscal year.

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

(b) Reports on Form 8-K.

The Registrant filed no Reports on Form 8-K during the reporting period.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Control Chief Holdings, Inc.
(Registrant)

Date: March 26, 2001	By: /s/ Douglas S. Bell
Douglas S. Bell
Chairman of the Board,
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas S. Bell	Chief Executive Officer	March 26, 2001
Douglas S. Bell	and Director

/s/ Stephen J. Pachla	Chief Financial Officer	March 26, 2001
Stephen J. Pachla

/s/ Craig A. Hartburg	Director	March 26, 2001
Craig A. Hartburg

/s/ Christopher G. Hauser	Director	March 26, 2001
Christopher G. Hauser

/s/ C. Lawrence Shields	Director	March 26, 2001
C. Lawrence Shields

/s/ Michael A. Zurat	Director	March 26, 2001
Michael A. Zurat

INDEX OF EXHIBITS

No.	Exhibit	Location

3-1	Certificate of Incorporation	Incorporated by reference from
	of Digimetrics, Inc.	Digimetrics, Inc.'s Registration
Statement on Form 10
File No. 0-15919 ("Form 10")

3-2	By-laws of Digimetrics, Inc.	Incorporated by reference from Digimetrics, Inc.'s Form 10

3-3	Certificate of Amendment of	Incorporated by reference from
	the Certificate of Incorporation	Form 10-KSB for the fiscal year
	of Digimetrics, Inc.	ended June 30, 1993 as Exhibit 3-3

4-1	Specimen of Common Stock Certificate	Incorporated by reference from
Digimetrics, Inc.'s Form 10

10-1	Digimetrics/Control Chief Amended and Restated Profit-Sharing Plan Adoption Agreement and Plan Document	Incorporated by reference from Form 10-KSB for the fiscal year ended June 30, 1994 as Exhibit 10-2

10-2	Agreement for Purchase and Sale between C. Lawrence and Dorothy V. Shields for the real estate at 200 Williams Street, Bradford, PA	Incorporated by reference from Form 8-K filed on July 27, 1982 as Exhibit 2-1

10-3	Lease Agreement dated July 15, 1992 Between C. Lawrence and Dorothy V. Shields for the for the real estate at 200 Williams Street, Bradford, PA	Incorporated by reference from Form 8-K filed on July 27, 1992 as Exhibit 2-2

10-4	1994 Stock Option Plan	Incorporated by reference from 1994 Proxy, Exhibit A

10-5	Douglas S. Bell Employment Agreement	Incorporated by reference from Form 10-KSB for the fiscal year Ended June 30, 1999 as Exhibit 10-5

21-1	Subsidiaries of the Registrant	Filed herewith

23-1	Consent of Independent Auditors	Filed herewith

SUBSIDIARIES OF THE REGISTRANT Exhibit 21-1

Control Chief Corporation

100% - Owned by Control Chief Holdings, Inc.

Incorporated in the State of Pennsylvania

CONSENT OF INDEPENDENT AUDITORS Exhibit 23-1

We consent to the incorporation by reference in the Registration Statement on Form S-8 dated April 25, 1995 pertaining to the Control Chief Holdings, Inc. Stock Option Plan of 1994, of our report dated January 26, 2001, except for notes 5 and 12, as to which the date is March 6, 2001, with respect to the consolidated financial statements included in this Form 10-KSB of Control Chief Holdings, Inc.

/s/ DIEFENBACH DELIO KEARNEY & DEDIONISIO

CERTIFIED PUBLIC ACCOUNTANTS

Erie, Pennsylvania

March 23, 2001