Form 10QSB
period 2001-03-31
CONTROL CHIEF HOLDINGS INC
filed 2001-05-10
CIK 814853

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of April 30, 2001 was 986,930 shares.

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

Part I - Financial Information

Item 1. Financial Statements

Control Chief Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,	December 31,
	2001	2000
Assets	(Unaudited)

Current assets
Cash and cash equivalents	$1,040,512	$ 802,758
Marketable securities, at fair value	165,346	201,699
Accounts receivables, less allowance for
doubtful accounts of $38,355 and $40,000	665,027	809,641
Inventories
Work in process	62,949	63,779
Raw materials and subassemblies	1,325,489	1,440,505
Other current assets	194,964	215,451

Total current assets	3,454,287	3,533,833

Equipment and leasehold improvements, net	713,207	747,693

Total assets	$4,167,494	$4,281,526

Liabilities and Stockholders' Equity

Current liabilities
Current maturities of long-term debt	$ 6,173	$ 7,714
Accounts payable trade	117,088	198,798
Accrued items	329,230	313,515

Total current liabilities	452,491	520,027

Deferred income taxes	76,573	80,856

Stockholders' equity
Common stock, $.50 par value, authorized
5,000,000 shares, issued 1,015,220 shares	507,610	507,610
Capital in excess of par value	1,123,279	1,123,279
Retained earnings	2,189,656	2,210,272
Treasury stock, 28,290 shares, at cost	(115,772)	(115,772)
Accumulated other comprehensive income
Unrealized gain (loss) on available-for-sale securities	(66,343)	(44,746)

Total stockholders' equity	3,638,430	3,680,643

Total liabilities and stockholders' equity	$4,167,494	$4,281,526

See accompanying notes to financial statements.

Control Chief Holdings, Inc. and Subsidiary

Consolidated Statements of Operations and Retained Earnings

(Unaudited)
	Three Months Ended
	March 31,
	2001	2000

Net sales	$1,318,442	$1,888,444

Cost of products sold	684,310	855,736

Gross margin	634,132	1,032,708

Operating expenses
Selling expenses	315,152	332,293
General and administrative	254,632	345,590
Research and development	31,919	57,048
Environmental remediation-expenses	--	37,173

Total operating expenses	601,703	772,104

Earnings from operations	32,429	260,604

Other income (expense)
Interest expense	(52)	(776)
Other income	38,111	19,968

Earnings before income taxes	70,488	279,796

Provision for income taxes	31,888	116,500

Net earnings	38,600	163,296

Retained earnings, beginning of period	2,210,272	1,819,072

Cash dividends paid	(59,216)	--

Retained earnings, end of period	$2,189,656	$1,982,368

Earnings per common share
Basic	$ .04	$ .16
Diluted	$ .04	$ .16

Dividends paid per common share	$ .06	$ .00

Weighted average number of common shares outstanding
Basic	986,930	994,109
Diluted	994,305	1,003,359

See accompanying notes to financial statements.

Control Chief Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2001	2000
Cash flows from operating activities
Net earnings	$ 38,600	$ 163,296
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization	45,306	30,920
Provision for bad debts	--	28,767
Deferred income taxes	(1,508)	3,200
Change in assets and liabilities:
(Increase) decrease in receivables	144,614	(110,005)
(Increase) decrease in inventories	115,846	111,144
(Increase) decrease in other current assets	32,468	(3,811)
Increase (decrease) in accounts payable and accruals	(65,995)	57,797

Net cash provided by operating activities	309,331	281,308

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(10,820)	(43,621)

Net cash used in investing activities	(10,820)	(43,621)

Cash flows from financing activities
Repayments of long-term debt	(1,541)	(63,461)
Proceeds from exercise of common stock options	--	956
Purchase of treasury stock	--	(124)
Dividends paid	(59,216)	--

Net cash used in financing activities	(60,757)	(62,629)

Net increase (decrease) in cash	237,754	175,058

Cash at beginning of period	802,758	790,451

Cash at end of period	$1,040,512	$ 965,509

Cash paid during the period for:
Interest	$ 52	$ 776
Income taxes	14,838	82,000

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

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the annual report of the Company on Form 10-KSB for the six-month transition period ended December 31, 2000.

2. Change in Fiscal Year to December 31

On June 29, 2000, the Executive Committee of the Board of Directors changed the Company's fiscal year end from June 30 to December 31, effective June 30, 2000. Accordingly, the Company reported a transition period from July 31, 2000 through December 31, 2000. The Company elected to change its fiscal year in order to more closely correspond to its current business cycle.

3. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of stock options using the treasury stock method, if dilutive.

4. Cash Dividends Paid

The Board of Directors of the Company approved a cash dividend totaling $59,216 ($.06 per share) payable on March 26, 2001 to holders of record at the close of business on March 5, 2001.

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

During the three-month periods ended March 31, 2001 and 2000, the Company charged to operating expenses $0 and $37,173, respectively, relating to this environmental matter.

Part I - Financial Information

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis or plan of operations contained in the Control Chief Holdings, Inc. and Subsidiary annual report on Form 10-KSB for the six-month transition period ended December 31, 2000.

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

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months ended March 31, 2001 and 2000.

	Three months ended
	March 31,
	2001	2000

Net sales	100.0%	100.0%

Cost of products sold	51.9%	45.3%

Gross margin	48.1%	54.7%

Operating expenses
Selling expenses	23.9%	17.6%
General and administrative	19.3%	18.3%
Research and development	2.4%	3.0%
Environmental remediation-expenses	0.0%	2.0%

Total operating expenses	45.6%	40.9%

Earnings from operations	2.5%	13.8%

Other income (expense), net	2.8%	1.0%

Earnings before income taxes	5.3%	14.8%

Provision for income taxes	2.4%	6.2%

Net earnings	2.9%	8.6%

NET SALES. Net sales were $1,318,442 for the three months ended March 31, 2001. This compares to net sales of $1,888,444 for the three months ended March 31, 2000. The decrease in net sales totaled $570,002 or 30.2%. The decrease in net sales reflects a downturn in demand for the Company's products resulting from the slowdown in the economy.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold decreased by $171,426 for the three months ended March 31, 2001 as compared to the same period last year. This decrease corresponds with the decline in net sales for the period. Gross margin for the three months ended March 31, 2001 was $634,132, or 48.1%. For the three months ended March 31, 2000, gross margin was $1,032,708, or 54.7%. Overall, the Company's gross margin percentage decreased by 6.6% for the months ended March 31, 2001 when compared to the three months ended March 31, 2000.

OPERATING EXPENSES. For the three months ended March 31, 2001, operating expenses decreased by $170,401, or 22.1%, as compared to the same period last year. Because of the Company's drop in sales, overall operating expenses increased as a percentage of net sales to 45.6% for the three months ended March 31, 2001 versus 40.9% for the three months ended March 31, 2000.

OTHER INCOME, NET. Other income, net of other expense increased by $18,867 for the three months ended March 31, 2001 when compared to the same period last year. The increase results from investment earnings from the Company's cash and cash equivalents.

EARNINGS BEFORE INCOME TAXES. Earnings before income taxes were $70,488 for the three months ended March 31, 2001 as compared to $279,796 for the three months ended March 31, 2000, representing a decrease of $209,308 or 74.8%.

INCOME TAXES. The Company's effective income tax rate was 45.2% and 41.6% for the three month periods ended March 31, 2001 and 2000, respectively.

NET EARNINGS. Overall earnings, after income taxes, were $38,600 for the three months ended March 31, 2001 as compared to earnings, after income taxes, of $163,296 for the three months ended March 31, 2000, reflecting a decrease of $124,696 or 76.3%.

EARNINGS PER COMMON SHARE. The Company's basic and diluted earnings per common share was $.04 for the three months ended March 31, 2001 as compared to $.16 per common share for the three months ended March 31, 2000.

Liquidity, Capital Resources and Financial Condition

The Company funds its needs for liquidity and capital resources through cash from operations, and the availability of short-term and long-term borrowings.

The Company has a commercial demand line of credit in the amount of $1,000,000, with a variable interest rate equal to the lender's prime rate or the Euro-Rate plus 2%. The line of credit is used to finance accounts receivable and inventory of the Company. The line of credit is subject to an annual review by the lending bank each February. At March 31, 2001, no amount was outstanding under the line of credit.

The Company also has term loans that were used to finance the purchase of vehicles. The balance of these loans at March 31, 2001 was $6,173.

At March 31, 2001, the Company's net working capital was $3,001,796, compared to $3,013,806 at December 31, 2000. At March 31, 2001, the Company's ratio of current assets to current liabilities was 7.63 to 1 as compared to 6.79 to 1 at December 31, 2000.

During the three months ended March 31, 2001, the Company's cash expenditures for equipment totaled $10,820. In addition, the Company repaid $1,541 on term loans, and paid cash dividends totaling $59,216 during the three months ended March 31, 2001.

Current financial resources, including working capital and the existing line of credit, and anticipated funds from operations are expected to be sufficient to meet the Company's cash requirements throughout the remainder of the year, including scheduled long-term debt repayment and planned capital expenditures. There can be no assurance, however, that unplanned capital replacement or other future events will not require the Company to seek additional debt or equity financing and, if required, will be available on terms that are acceptable and favorable to the Company.

During the three months ended March 31, 2001, the Company's net cash provided by operating activities was $309,331. Net cash provided by operating activities was $281,308 for the three months ended March 31, 2000.

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

During the three-month periods ended March 31, 2001 and 2000, the Company charged to operating expenses $0 and $37,173, respectively, relating to this environmental matter.

Part II - Other Information

Item 5. Other Information

SHAREHOLDER PROPOSALS - DEADLINE FOR INCLUSION IN PROXY MATERIALS. Any proposal by a stockholder of the Company intended to be presented at the 2002 Annual Meeting of Stockholders must be received by the Company on or before December 17, 2001 to be included in the proxy materials of the Company relating to such meeting.

SHAREHOLDER PROPOSALS - DISCRETIONARY VOTING OF PROXIES. In accordance with Rule 14a-4 under the Securities Exchange Act of 1934, if notice of a proposal by a shareholder of the Company intended to be presented at the 2002 Annual Meeting of Shareholders is received by the Company after December 17, 2001, the persons authorized under the Company's management proxies may exercise discretionary authority to vote or act on such proposal if the proposal is raised at the 2002 Annual Meeting of Shareholders.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibit 27, the Financial Data Schedule, is no longer required to be filed.

b) The Company filed no Reports on Forms 8-K during the reporting period.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Control Chief Holdings, Inc.
(Registrant)

Date: May 7, 2001	By: \s\ Douglas S. Bell
Douglas S. Bell
Chairman of the Board
Chief Executive Officer and President