Form 10QSB/A
period 2000-12-31
CONTROL CHIEF HOLDINGS INC
filed 2001-06-08
CIK 814853

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A-1 (Amendment No. 1)

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

Documents incorporated by reference

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2001 are incorporated by reference into Part III of this Form 10-KSB.

CONTROL CHIEF HOLDINGS, INC.

FORM 10-KSB/A-1 (Amendment No. 1)

Control Chief Holdings, Inc. hereby amends portions of its previously filed Form 10-KSB for the transition period from July 1, 2000 to December 31, 2000 to include related disclosures to accurately report the date by which implementation of SAB 101 was required. The implementation of SAB 101 does not have a material impact on the Company's financial position or results of operations. Accordingly, there are no effects of any changes in accounting specified by that bulletin that are applicable to the Company.

PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which clarifies the accounting rules for revenue recognition in financial statements. SAB No. 101 is required to be implemented no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of SFAS No. 133 or SAB No. 101 does not have a material impact on our financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which clarifies the accounting rules for revenue recognition in financial statements. SAB No. 101 is required to be implemented no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of SFAS No. 133 or SAB No. 101 does not have a material impact on the Company's financial position or results of operations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Control Chief Holdings, Inc.
(Registrant)

Date: June 1, 2001	By: /s/ Douglas S. Bell
Douglas S. Bell
Chairman of the Board,
Chief Executive Officer and President