Form 10QSB
period 2001-06-30
CONTROL CHIEF HOLDINGS INC
filed 2001-08-06
CIK 814853

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of July 31, 2001 was 986,930 shares.

Transitional Small Business Format (Check one): Yes [ ] No [X]

Control Chief Holdings, Inc. and Subsidiaries

Table of Contents

Page
Part I Financial Information

Item 1 Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Operations and Retained Earnings	4
Consolidated Statements of Cash Flows	5
Notes to Financial Statements	6

Item 2 Management's Discussion and Analysis or Plan of Operation	7

Part II Other Informations

Item 4 Submission of Matters to a Vote of Security Holders	11
Item 6 Exhibits and Reports on Form 8-K	12

Signatures	12

Part I - Financial Information

Item 1. Financial Statements

Control Chief Holdings, Inc. and Subsidiary

Consolidated Balance Sheets
	June 30,	December 31,
	2001	2000
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 866,980	$ 802,758
Marketable securities, at fair value	176,918	201,699
Accounts receivables, less allowance for
doubtful accounts of $38,355 and $40,000	757,756	809,641
Inventories
Work in process	96,407	63,779
Raw materials and subassemblies	1,317,847	1,440,505
Deferred income taxes	100,911	106,451
Other current assets	155,456	109,000

Total current assets	3,472,275	3,533,833

Equipment and leasehold improvements, net	703,394	747,693

Total assets	$4,175,669	$4,281,526

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$ 6,523	$ 7,714
Accounts payable trade	207,005	198,798
Accrued items	192,487	313,515

Total current liabilities	406,015	520,027

Long-term debt	14,501	--
Deferred income taxes	72,289	80,856

Total long-term liabilities	86,790	80,856

Stockholders' equity
Common stock, $.50 par value, authorized
5,000,000 shares, issued 1,015,220 shares	507,610	507,610
Capital in excess of par value	1,123,279	1,123,279
Retained earnings	2,227,215	2,210,272
Treasury stock, 28,290 shares, at cost	(115,772)	(115,772)
Accumulated other comprehensive income
Unrealized gain (loss) on available-for-sale securities	(59,468)	(44,746)

Total stockholders' equity	3,682,864	3,680,643

Total liabilities and stockholders' equity	$4,175,669	$4,281,526

See accompanying notes to financial statements.

Control Chief Holdings, Inc. and Subsidiary

Consolidated Statements of Operations and Retained Earnings

(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Net sales	$1,299,954	$1,550,289	$2,618,396	$3,438,733

Cost of products sold	617,242	770,530	1,301,552	1,626,266

Gross margin	682,712	779,759	1,316,844	1,812,467

Operating expenses
Selling expenses	334,366	363,352	649,518	695,645
General and administrative	264,020	238,305	518,652	583,895
Research and development	33,600	22,201	65,519	79,249
Environmental remediation (credit)	(5,989)	345,236	(5,989)	382,409

Total operating expenses	625,997	969,094	1,227,700	1,741,198

Earnings (loss) from operations	56,715	(189,335)	89,144	71,269

Other income (expense)
Interest expense	(235)	(4,337)	(287)	(5,113)
Other income (expense), net	10,414	(36,605)	48,525	(16,637)

Earnings (loss) before income taxes	66,894	(230,277)	137,382	49,519

Provision for income taxes (credit)	29,335	(102,984)	61,223	13,516

Net earnings (loss)	37,559	(127,293)	76,159	36,003

Retained earnings, beginning of period	2,189,656	1,982,368	2,210,272	1,819,072

Cash dividends paid	--	--	(59,216)	--

Retained earnings, end of period	$2,227,215	$1,855,075	$2,227,215	$1,855,075

Earnings (loss) per common share
Basic	$ .04	$(.13)	$ .08	$ .04
Diluted	$ .04	$(.13)	$ .08	$ .04

Dividends paid per common share	$ .00	$ .00	$ .06	$ .00

Weighted average number of common shares outstanding

Basic	986,930	993,910	986,930	994,009
Diluted	994,305	1,003,160	994,305	1,003,259

See accompanying notes to financial statements.

Control Chief Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2001	2000
Cash flows from operating activities
Net earnings	$ 76,159	$ 36,003
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization	84,981	110,435
Provision (credit) for bad debts	--	(803)
Deferred income taxes	7,032	(139,274)
Loss on sale of marketable securities	--	46,606
Change in assets and liabilities:
(Increase) decrease in receivables	51,885	90,341
(Increase) decrease in inventories	90,030	85,859
(Increase) decrease in other current assets	(46,456)	(4,574)
Increase (decrease) in accounts payable and accruals	(112,821)	113,365

Net cash provided by operating activities	150,810	337,958

Cash flows from investing activities
Purchase of marketable securities	--	(453,394)
Sales of marketable securities	--	153,394
Purchase of equipment and leasehold improvements	(40,682)	(86,083)
Change in other assets	--	(3,038)

Net cash used in investing activities	(40,682)	(389,121)

Cash flows from financing activities
Proceeds from long-term borrowing	17,023	--
Repayments of long-term debt	(3,713)	(64,949)
Proceeds from issuance of common stock	--	3,255
Purchase of treasury stock	--	(7,113)
Dividends paid	(59,216)	--

Net cash used in financing activities	(45,906)	(68,807)

Net increase (decrease) in cash	64,222	(119,970)

Cash at beginning of period	802,758	790,451

Cash at end of period	$ 866,980	$ 670,481

Cash paid during the period for:
Interest	$ 287	$ 5,760
Income taxes	110,831	166,463

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

2. Change in Fiscal Year to December 31

On June 29, 2000, the Executive Committee of the Board of Directors changed the Company's fiscal year end from June 30 to December 31, effective June 30, 2000. Accordingly, the Company reported a transition period from July 1, 2000 through December 31, 2000. The Company elected to change its fiscal year in order to more closely correspond to its current business cycle.

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

4. Environmental Matters

The Company formerly owned and operated a manufacturing facility in the Borough of Lewis Run, Pennsylvania. The facility and surrounding property were sold in 1997. Subsequent to the sale, the purchaser of the property conducted certain environmental testing, and detected contamination of the soil and groundwater on the property. In addition, the Pennsylvania Department of Environmental Protection ("DEP") sampled the nearby municipal well, available for use as a secondary source of water supply for the Borough of Lewis Run, and detected contamination in the well. In addition, several remediations of adjacent and upgradient properties had previously been conducted by current and former owners of those properties to address contamination at those locations.

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

During the three-month periods ended June 30, 2001 and 2000, the Company charged (credited) to operating expenses ($5,989) and $345,236, respectively, relating to this environmental matter, and charged (credited) ($5,989) and $382,409, respectively during the six-month periods ended June 30, 2001 and 2000, respectively.

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

General

The Company's common stock trades on the NASDAQ Small-Cap Market under the symbol DIGM. The symbol DIGM relates to the Company's former name "Digimetrics, Inc.", which was changed in November 1992 to its present name, "Control Chief Holdings, Inc." Control Chief Holdings, Inc. ("the Company") functions as a holding company and is the sole shareholder of Control Chief Corporation ("Control Chief"). Control Chief designs, engineers and produces remote control devices for material handling equipment and other industrial applications. These controls use either radio or infrared waves as communications media to transmit control data from portable units to receivers mounted on various types of apparatus. All models of products are microprocessor-based systems. These devices are utilized in concert with material handling equipment, industrial machines, process equipment and mobile apparatus. Control Chief markets its products through a network of independent manufacturers' representatives located in key geographical centers throughout the United States, Canada, Central and South America. Products are also sold through direct efforts, distributors, private labeling agreements and licensees.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three and six-month periods ended June 30, 2001 and 2000.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold	47.5%	49.7%	49.7%	47.3%

Gross margin	52.5%	50.3%	50.3%	52.7%

Operating expenses
Selling expenses	25.7%	23.4%	24.8%	20.2%
General and administrative	20.3%	15.4%	19.8%	17.0%
Research and development	2.6%	1.4%	2.5%	2.3%
Environmental remediation (credit)	(0.5%)	22.3%	(0.2%)	11.1%

Total operating expenses	48.1%	62.5%	46.9%	50.6%

Earnings (loss) from operations	4.4%	(12.2%)	3.4%	2.1%

Other income (expense), net	0.8%	(2.6%)	1.8%	(0.7%)

Earnings (loss) before income taxes	5.2%	(14.8%)	5.2%	1.4%

Provision for income taxes (credit)	2.3%	(6.6%)	2.3%	(0.4%)

Net earnings (loss)	2.9%	(8.2%)	2.9%	1.0%

NET SALES. Net sales were $1,299,954 for the three months ended June 30, 2001. This compares to net sales of $1,550,289 for the three months ended June 30, 2000. The decrease in net sales totaled $250,335 or 16.1%. For the six months ended June 30, 2001 and 2000, net sales were $2,618,396 and $3,438,733, respectively, representing a decrease of $820,337 or 23.8% in net sales for the six month ended June 30, 2001. The decrease in net sales reflects a downturn in demand for the Company's products resulting from the slowdown in the economy.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold decreased by $153,288 for the three months ended June 30, 2001 compared to the three months ended last year. For the six months ended June 30, 2001, cost of products sold decreased by $324,714 compared to the six months ended June 30, 2000. This decrease corresponds with the decline in net sales for the three and six months ended June 30, 2001. Gross margin for the three months ended June 31, 2001 was $682,712, or 52.5%. For the three months ended June 30, 2000, gross margin was $779,759, or 50.3%. For the six months ended June 30, 2001, gross margin was $1,316,844 or 50.3%, compared to $1,812,466 or 52.7% for the six months ended June 30, 2000. Overall, the Company's gross margin percentage decreased by 2.4% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

OPERATING EXPENSES. For the three months ended June 30, 2001, operating expenses decreased by $343,097 or 35.4%, compared to the same three months ended last year, and decreased by $513,498 or 29.5% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. A significant amount of the decrease in operating expenses relates to the Company's reduction in its provision for environmental remediation expenses in the amounts of $351,225 and $388,398 for the three and six month ended June 30, 2001. Selling, general and administrative expenses, expressed as a percentage of net sales were 46.0% and 38.8% for the three months ended June 30, 2001 and 2000, respectively, and decreased by $3,271 for the three months ended June 30, 2001 when compared to the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000, selling, general and administrative expenses expressed as a percentage of net sales were 44.6% and 37.2%, respectively, and decreased by $111,370 for the six months ended June 30, 2001 compared to six months ended June 30, 2000. Research and development expenses increased by $11,399 for the three months ended June 30, 2001 compared to the same three months ended last year, and for the six months ended June 30, 2001, decreased by $13,730 compared to the six months ended June 30, 2000. Total operating expenses expressed as a percentage of net sales were 48.1% and 46.9% for the three and six months ended June 30, 2001 versus 62.5% and 50.6% for the three and six months ended June 30, 2000.

OTHER INCOME (EXPENSE), NET. Other income, net of other (expense) was $10,179 for the three months ended June 30, 2001 versus ($40,942) compared to the same three months ended last year. For the six months ended June 30, 2001 and 2000, other income, net of (expense) was $48,238 and ($21,750), respectively. The increase results from the investment earnings of the Company's cash and cash equivalents.

EARNINGS (LOSS) BEFORE INCOME TAXES. Earnings (loss) before income taxes were $66,894 for the three months ended June 30, 2001 as compared to a loss of ($127,293) for the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000, earnings before income taxes were $137,382 and $49,519, respectively.

INCOME TAXES. The Company's effective income tax rate was 43.9% and 44.6% for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, the Company's effective tax rate (credit) was (44.7%) and 27.3%, respectively.

NET EARNINGS. Overall earnings, after income taxes, were $37,559 for the three months ended June 30, 2001 as compared to a loss, after income taxes, of ($127,293) for the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000, net earnings were $76,159 and $36,003, respectively.

EARNINGS (LOSS) PER COMMON SHARE. The Company's basic and diluted earnings (loss) per common share was $.04 for the three months ended June 30, 2001 as compared to a loss of ($.13) per common share for the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000, the Company's basic and diluted earnings per common share were $.08 and $.04, respectively.

Liquidity, Capital Resources and Financial Condition

The Company funds its needs for liquidity and capital resources through cash from operations, and the availability of short-term and long-term borrowings.

The Company has a commercial demand line of credit in the amount of $1,000,000, with a variable interest rate equal to the lender's prime rate or the Euro-Rate plus 2%. The line of credit is used to finance accounts receivable and inventory of the Company. The line of credit is subject to an annual review by the lending bank each February. At June 30, 2001, no amount was outstanding under the line of credit.

The Company also has term loans used to finance the purchase of vehicles. The balance of these loans at June 30, 2001 was $21,024.

At June 30, 2001, the Company's net working capital was $3,066,260, compared to $3,013,806 at December 31, 2000. At June 30, 2001, the Company's ratio of current assets to current liabilities was 8.55 to 1 compared to 6.79 to 1 at December 31, 2000.

During the six months ended June 30, 2001, the Company's cash expenditures for equipment totaled $40,682. In addition, during the six months ended June 30, 2001, the Company repaid principal on term loans of $3,713 and paid cash dividends totaling $59,216. During the six months ended June 30, 2001, the Company received proceeds from a long-term borrowing in the amount of $17,023.

Current financial resources, including working capital and the existing line of credit, and anticipated funds from operations, are expected to be sufficient to meet the Company's cash requirements throughout the remainder of the year, including scheduled long-term debt repayment and planned capital expenditures. There can be no assurance, however, that unplanned capital replacement or other future events will not require the Company to seek additional debt or equity financing and, if required, will be available on terms that are acceptable and favorable to the Company.

During the six months ended June 30, 2001, the Company's net cash provided by operating activities was $150,810. Net cash provided by operating activities was $337,958 for the three months ended June 30, 2000.

Environmental Matters

The Company formerly owned and operated a manufacturing facility in the Borough of Lewis Run, Pennsylvania. The facility and surrounding property were sold in 1997. Subsequent to the sale, the purchaser of the property conducted certain environmental testing, and detected contamination of the soil and groundwater on the property. In addition, the Pennsylvania Department of Environmental Protection ("DEP") sampled the nearby municipal well, available for use as a secondary source of water supply for the Borough of Lewis Run, and detected contamination in the well. In addition, several remediations of adjacent and upgradient properties had previously been conducted by current and former owners of those properties to address contamination at those locations.

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

During the three and six-month periods ended June 30, 2001, the Company credited to operating expenses ($5,989) relating to this environmental matter. For the three and six-month periods ended June 30, 2000, the Company charged to operating expenses $345,236 and $382,409, respectively, relating to this environmental matter.

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

    An annual meeting of the Shareholders of the Company was held on May 25, 2001.

    Election of six Directors.

Director	For	Withhold

Douglas S. Bell	881,097	19,831
David I. Cohen	881,097	19,831
Mark A. George	881,097	19,831
Craig A. Hartburg	881,097	19,831
C. Lawrence Shields	880,941	19,987
Michael A. Zurat	881,066	19,862

  Approve the appointment of Diefenbach Delio Kearney & DeDionisio as independent certified public accountants of the Company.

For	Against	Abstain

900,782	69	77

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following Exhibits are filed herewith or incorporated by reference herein.

No.	Exhibit	Location

3-1	Certificate of Incorporation of Digimetrics, Inc.	Incorporated by reference from Digimetrics, Inc.'s Registration Statement on Form 10 File No. 0-15919 ("Form 10")

3-2	By-laws of Digimetrics, Inc.	Incorporated by reference from Digimetrics, Inc.'s Form 10

3-3	Certificate of Amendment of the Certificate of Incorporation of Digimetrics, Inc.	Incorporated by reference from Form 10-KSB File No. 0-15919 for the fiscal year ended June 30, 1993 as Exhibit 3-3

4-1	Specimen of Common Stock Certificate	Incorporated by reference from Digimetrics, Inc.'s Form 10

(b) Reports on Form 8-K.

The Registrant filed no Reports on Form 8-K during the reporting period.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Control Chief Holdings, Inc.

(Registrant)

Date: August 3, 2001 By: \s\ Douglas S. Bell

Douglas S. Bell

Chairman of the Board,

Chief Executive Officer and President