Form 10QSB
period 2001-09-30
CONTROL CHIEF HOLDINGS INC
filed 2001-10-30
CIK 814853

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of September 30, 2001 was 986,837 shares.

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

Part II Other Information

Item 6 Exhibits and Reports on Form 8-K	12

Signatures	12

Part I - Financial Information

Item 1. Financial Statements

Control Chief Holdings, Inc. and Subsidiary

Consolidated Balance Sheets
	September 30,	December 31,
	2001	2000
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$1,040,555	$ 802,758
Marketable securities, at fair value	131,235	201,699
Accounts receivables, less allowance for
doubtful accounts of $37,994 and $40,000	666,601	809,641
Inventories
Work in process	96,579	63,779
Raw materials and subassemblies	1,258,539	1,440,505
Deferred income taxes	113,941	106,451
Other current assets	137,940	109,000

Total current assets	3,445,390	3,533,833

Equipment and leasehold improvements, net	685,596	747,693

Total assets	$4,130,986	$4,281,526

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$ 16,593	$ 7,714
Accounts payable trade	124,459	198,798
Accrued items	230,387	313,515

Total current liabilities	371,438	520,027

Long-term debt	33,163	--
Deferred income taxes	68,005	80,856

Total long-term liabilities	101,168	80,856

Stockholders' equity
Common stock, $.50 par value, authorized
5,000,000 shares, issued 1,015,220 shares	507,610	507,610
Capital in excess of par value	1,123,279	1,123,279
Retained earnings	2,230,131	2,210,272
Treasury stock, 28,383 shares and 28,290 shares, at cost	(116,033)	(115,772)
Accumulated other comprehensive income
Unrealized gain (loss) on available-for-sale securities	(86,607)	(44,746)

Total stockholders' equity	3,658,380	3,680,643

Total liabilities and stockholders' equity	$4,130,986	$4,281,526

See accompanying notes to financial statements.

Control Chief Holdings, Inc. and Subsidiary

Consolidated Statements of Operations and Retained Earnings

(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net sales	$1,197,925	$1,856,059	$3,816,321	$5,294,792

Cost of products sold	595,051	829,141	1,896,603	2,455,407

Gross margin	602,874	1,026,918	1,919,718	2,839,385

Operating expenses
Selling expenses	317,575	323,926	967,092	1,019,572
General and administrative	233,647	313,872	752,300	897,766
Research and development	61,241	27,955	126,760	107,204
Environmental remediation (credit)	(12,703)	--	(18,692)	382,409

Total operating expenses	599,760	665,753	1,827,460	2,406,951

Earnings from operations	3,114	361,165	92,258	432,434

Other income (expense)
Interest expense	(308)	(437)	(595)	(5,550)
Other income (expense), net	10,014	13,982	58,539	(2,655)

Earnings before income taxes	12,820	374,710	150,202	424,229

Provision for income taxes	9,904	155,800	71,127	169,316

Net earnings	2,916	218,910	79,075	254,913

Retained earnings, beginning of period	2,227,215	1,855,075	2,210,272	1,819,072

Cash dividends paid	--	(49,607)	(59,216)	(49,607)

Retained earnings, end of period	$2,230,131	$2,024,378	$2,230,131	$2,024,378

Earnings per common share
Basic	$ .00	$.22	$ .08	$ .26
Diluted	$ .00	$.22	$ .08	$ .25

Dividends paid per common share	$ .00	$ .05	$ .06	$ .05

Weighted average number of common shares outstanding

Basic	986,881	992,749	986,914	991,009
Diluted	994,256	1,001,999	994,289	1,003,259

See accompanying notes to financial statements.

Control Chief Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
Cash flows from operating activities
Net earnings	$ 79,075	$ 254,913
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	136,416	154,490
Provision (credit) for bad debts	3,250	(803)
Deferred income taxes	8,261	(142,074)
Loss on sale of marketable securities	--	46,606
Change in assets and liabilities:
(Increase) decrease in receivables	139,790	(39,166)
(Increase) decrease in inventories	149,166	82,952
(Increase) decrease in other current assets	(28,940)	782
Increase (decrease) in accounts payable and accruals	(157,467)	156,908

Net cash provided by operating activities	329,551	514,608

Cash flows from investing activities
Purchase of marketable securities	--	(453,394)
Sales of marketable securities	--	153,394
Purchase of equipment and leasehold improvements	(74,319)	(121,365)
Change in other assets	--	7,841

Net cash used in investing activities	(74,319)	(413,524)

Cash flows from financing activities
Proceeds from long-term borrowings	48,241	--
Repayments of long-term debt	(6,199)	(66,448)
Proceeds from issuance of common stock	--	3,255
Purchase of treasury stock	(261)	(12,468)
Dividends paid	(59,216)	(49,607)

Net cash used in financing activities	(17,435)	(125,268)

Net increase (decrease) in cash	237,797	(24,184)

Cash at beginning of period	802,758	790,451

Cash at end of period	$1,040,555	$ 766,267

Cash paid during the period for:
Interest	$ 595	$ 5,550
Income taxes	129,335	281,721

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

5. Environmental Matters

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

During the three-month periods ended September 30, 2001 and 2000, the Company charged (credited) to operating expenses ($12,703) and $0, respectively, relating to this environmental matter, and charged (credited) ($18,692) and $382,409, respectively during the nine-month periods ended September 30, 2001 and 2000, respectively.

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

General

The Company's common stock trades on the NASDAQ Small-Cap Market under the symbol DIGM. The symbol DIGM relates to the Company's former name "Digimetrics, Inc.", which was changed in November 1992 to its present name, "Control Chief Holdings, Inc." Control Chief Holdings, Inc. (the "Company") functions as a holding company and is the sole shareholder of Control Chief Corporation ("Control Chief"). Control Chief designs, engineers and produces remote control devices for material handling equipment and other industrial applications. These controls use either radio or infrared waves as communications media to transmit control data from portable units to receivers mounted on various types of apparatus. All models of products are microprocessor-based systems. These devices are utilized in concert with material handling equipment, industrial machines, process equipment and mobile apparatus. Control Chief markets its products through a network of independent manufacturers' representatives located in key geographical centers throughout the United States, Canada, Central and South America. Products are also sold through direct efforts, distributors, private labeling agreements and licensees.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three and nine-month periods ended September 30, 2001 and 2000.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold	49.7%	44.7%	49.7%	46.4%

Gross margin	50.3%	55.3%	50.3%	53.6%

Operating expenses
Selling expenses	26.5%	17.4%	25.3%	19.3%
General and administrative	19.5%	16.9%	19.7%	16.9%
Research and development	5.1%	1.5%	3.3%	2.0%
Environmental remediation (credit)	(1.0%)	0%	(0.4%)	7.2%

Total operating expenses	50.1%	35.9%	47.9%	45.4%

Earnings from operations	0.2%	19.4%	2.4%	8.2%

Other income (expense), net	0.8%	0.7%	1.5%	(0.2%)

Earnings before income taxes	1.0%	20.1%	3.9%	8.0%

Provision for income taxes	0.8%	8.3%	1.8%	3.2%

Net earnings	0.2%	11.8%	2.1%	4.8%

NET SALES. Net sales were $1,197,925 for the three months ended September 30, 2001. This compares to net sales of $1,856,059 for the three months ended September 30, 2000. The decrease in net sales totaled $658,134 or 35.4%. For the nine months ended September 30, 2001 and 2000, net sales were $3,816,321 and $5,294,792, respectively, representing a decrease of $1,478,471 or 27.9% in net sales for the nine month ended September 30, 2001. The decrease in net sales reflects a downturn in demand for the Company's products resulting from the slowdown in the economy.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold decreased by $234,090 for the three months ended September 30, 2001 compared to the three months ended last year. For the nine months ended September 30, 2001, cost of products sold decreased by $558,804 compared to the nine months ended September 30, 2000. This decrease corresponds with the decline in net sales for the three and nine months ended September 30, 2001. Gross margin for the three months ended September 30, 2001 was $602,874, or 50.3%. For the three months ended September 30, 2000, gross margin was $1,026,918, or 55.3%. For the nine months ended September 30, 2001, gross margin was $1,919,718 or 50.3%, compared to $2,839,385 or 53.6% for the nine months ended September 30, 2000. Overall, the Company's gross margin percentage decreased by 3.3% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

OPERATING EXPENSES. For the three months ended September 30, 2001, operating expenses decreased by $65,993 or 9.9%, compared to the same three months ended last year, and decreased by $579,491 or 24.1% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. A significant amount of the decrease in operating expenses relates to the Company's reduction in its provision for environmental remediation expenses for the three and nine months ended September 30, 2001. Selling, general and administrative expenses, expressed as a percentage of net sales were 46.0% and 34.3% for the three months ended September 30, 2001 and 2000, respectively, and decreased by $86,576 for the three months ended September 30, 2001 when compared to the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, selling, general and administrative expenses expressed as a percentage of net sales were 45.0% and 36.2%, respectively, and decreased by $197,946 for the nine months ended September 30, 2001 compared to nine months ended September 30, 2000. Research and development expenses increased by $33,286 for the three months ended September 30, 2001 compared to the same three months ended last year, and for the nine months ended September 30, 2001, increased by $19,556 compared to the nine months ended September 30, 2000. Total operating expenses expressed as a percentage of net sales were 50.1% and 47.9% for the three and nine months ended September 30, 2001 versus 35.9% and 45.4% for the three and nine months ended September 30, 2000.

OTHER INCOME (EXPENSE), NET. Other income, net of other (expense) was $9,706 for the three months ended September 30, 2001 versus $13,545 compared to the same three months ended last year. For the nine months ended September 30, 2001 and 2000, other income, net of (expense) was $57,944 and ($8,205), respectively. The increase results from the investment earnings of the Company's cash and cash equivalents.

EARNINGS BEFORE INCOME TAXES. Earnings before income taxes were $12,820 for the three months ended September 30, 2001 as compared to earnings before income taxes of $374,710 for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, earnings before income taxes were $150,202 and $424,229, respectively.

INCOME TAXES. The Company's provision for income taxes were $9,904 for the three months ended September 30, 2001 as compared to a provision for income taxes of $155,800 for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000 the Company's provision for income taxes was $71,127 and $169,316, respectively. This results in an effective income tax rate of 47.3% and 39.9% for the nine months ended September 30, 2001 and 2000, respectively.

NET EARNINGS. Overall earnings, after income taxes, were $2,916 for the three months ended September 30, 2001 as compared to earnings, after income taxes, of $218,910 for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, net earnings were $79,075 and $254,913, respectively.

EARNINGS PER COMMON SHARE. The Company's basic and diluted earnings per common share was $.00 for the three months ended September 30, 2001 as compared to earnings of $.22 per common share for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, the Company's basic earnings per common share were $.08 and $.26, respectively, while diluted earnings per share were $.08 and $.25, respectively.

Liquidity, Capital Resources and Financial Condition

The Company funds its needs for liquidity and capital resources through cash from operations, and the availability of short-term and long-term borrowings.

The Company has a commercial demand line of credit in the amount of $1,000,000, with a variable interest rate equal to the lender's prime rate or the Euro-Rate plus 2%. The line of credit is used to finance accounts receivable and inventory of the Company. The line of credit is subject to an annual review by the lending bank each February. At September 30, 2001, no amount was outstanding under the line of credit.

The Company also has term loans used to finance the purchase of vehicles. The balance of these loans at September 30, 2001 was $49,756.

At September 30, 2001, the Company's net working capital was $3,073,952, compared to $3,013,806 at December 31, 2000. At September 30, 2001, the Company's ratio of current assets to current liabilities was 9.27 to 1 compared to 6.79 to 1 at December 31, 2000.

During the nine months ended September 30, 2001, the Company's cash expenditures for equipment totaled $74,319. In addition, during the nine months ended September 30, 2001, the Company repaid principal on term loans of $6,199 and paid cash dividends totaling $59,216. During the nine months ended September 30, 2001, the Company received proceeds from long-term borrowings in the amount of $48,241.

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

During the nine months ended September 30, 2001, the Company's net cash provided by operating activities was $329,551. Net cash provided by operating activities was $514,608 for the nine months ended September 30, 2000.

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

During the three-month periods ended September 30, 2001 and 2000, the Company charged (credited) to operating expenses ($12,703) and $0, respectively, relating to this environmental matter, and charged (credited) ($18,692) and $382,409, respectively during the nine-month periods ended September 30, 2001 and 2000, respectively.

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

Control Chief Holdings, Inc.

(Registrant)

Date: October 30, 2001 By: \s\ Douglas S. Bell

Douglas S. Bell

Chairman of the Board,

Chief Executive Officer and President