Form 10KSB
period 2001-12-31
CONTROL CHIEF HOLDINGS INC
filed 2002-03-28
CIK 814853

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

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

Issuer's revenues for the year ended December 31, 2001 were $5,054,030. At February 28, 2002, the aggregate market value of voting common stock held by non-affiliates of the registrant based on the average bid and asked price of $2.70 was $1,509,316. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock of the Company have been excluded because such persons may be deemed to be affiliates. As of February 28, 2002, the issuer had outstanding 986,837 shares of Common Stock, $.50 par value.

Documents incorporated by reference

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held in June 2002 are incorporated by reference into Part III of this Form 10-KSB.

CONTROL CHIEF HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-KSB

For the Year Ended December 31, 2001

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

ITEM 1. DESCRIPTION OF BUSINESS

General

Control Chief Holdings, Inc. ("the Company") was incorporated in the State of New York on June 12, 1968 and functions as a holding company. On June 29, 2000, the Executive Committee of the Board of Directors changed the fiscal year end of the Company from June 30 to December 31, effective June 30, 2000. The Company elected to change its fiscal year end to a year-end that corresponds to its current business cycle.

For the year ended December 31, 2001, the six-month transition period ended December 31, 2000, and the prior fiscal year ended June 30, 2000, the Company was the sole shareholder of Control Chief Corporation. There were no significant changes in the corporate structure during any of the reporting periods.

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

Product Development

The Company continues to enhance current product designs and develop new designs within its established product lines. In order to remain competitive in the market, the Company does not announce to the general public continuing research and development programs. Research and development programs are established to keep its products current with state of the art devices. New product designs and product line expansion are anticipated for the future and are being developed. These programs have not been released to the public and if prematurely released would potentially reduce the anticipated return on its research investment. Research and development expenditures for the Company's remote control applications totaled $165,551 for year ended December 31, 2001 and $54,444 for the six-months ended December 31, 2000, respectively. Research and development expenditures totaled $197,001 for the year ended June 30, 2000.

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

Currently, worldwide competition is extremely price conscious with many companies entering and exiting the market. While significant market shares have not fluctuated with the traditional suppliers to the market, new entrants have depressed prices. Management believes its products are competitively priced taking into consideration the Company's reputation as a long time high quality manufacturer of reliable, durable state of the art devices.

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

Patents, Trademarks and Licenses

Control Chief Corporation does not hold patents on its current line of products. The registered trademarks, "Communicator", "Control Chief", "Crane Chief", "Raymote", "TeleMax", "TeleMini", "Train Chief II", "Scout", " and "Controlchief.com" are registered for their lines of remote control products. Control Chief Corporation enters into exclusive marketing and sales agreements for designated territories in the normal course of business. These agreements typically provide for exclusive sales and marketing rights to specific geographical areas as well as private labeling, marketing assistance, manufacturing rights and software licensing.

Governmental Approval of Principal Products or Services

Control Chief Corporation manufactures some products that transmit data via radio waves. As a result, the Federal Communications Commission (FCC) must approve these products. The FCC has approved each such products currently offered for sale by Control Chief Corporation.

Research and Development

Company-sponsored research and development expenditures for Control Chief Corporation for the year ended December 31, 2001 and the six-month transition period ended December 31, 2000 were $165,551 and $54,443, respectively. Research and development expenditures totaled $197,001 for the year ended June 30, 2000.

Employees

As of February 28, 2002, the Company employed 43 full-time individuals. The Company considers its relations with its employees to be satisfactory. None of the Company's employees are covered by collective bargaining agreements.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in litigation that would have a material impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the Nasdaq Small-Cap Market under the symbol DIGM. The symbol DIGM relates to the Company's former name "Digimetrics, Inc.", which was changed in November 1992 to its present name, "Control Chief Holdings, Inc." The following table sets forth the range of high and low closing sales prices for each quarter within the last two years as reported by Nasdaq.

For the Quarter Ended	High	Low

12/31/01	$2.75	$2.25
09/30/01	$2.98	$2.40
06/30/01	$3.00	$2.46
03/31/01	$4.00	$2.00
12/31/00	$4.88	$4.00
09/30/00	$4.44	$4.00
06/30/00	$4.75	$4.00
03/31/00	$5.56	$3.97

As of February 28, 2002, the Company's records indicated that there were approximately 900 registered holders of the 986,837 shares of common stock that were outstanding as of that date.

In addition to the above, the following is a summary of the Company's history of cash dividends paid on a per share basis, which have been adjusted for the effect of a one-for-four stock dividend that occurred in February 1998:

Cash Dividends Paid

March 26, 2001	$.060 per share
September 29, 2000	$.050 per share
September 24, 1999	$.050 per share
September 25, 1998	$.050 per share
February 19, 1998	$.040 per share
September 26, 1997	$.040 per share
September 25, 1995	$.056 per share
September 26, 1994	$.056 per share
September 24, 1993	$.056 per share
September 25, 1992	$.032 per share

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

Selected Financial Information

The following table summarizes certain selected financial information for the year ended December 31, 2001, the six-month transition period ended December 31, 2000 and each of the three prior fiscal years ending June 30, 2000, 1999 and 1998. The information is qualified in its entirety by reference to the Consolidated Financial Statements of the Company and the Notes thereto.

Financial Highlights

(in thousands, except the current ratio and per share data)

	December 31,	December 31,	June 30,	June 30,	June 30,
	2001	2000	2000	1999	1998

Net sales	$5,054	$3,371	$7,382	$7,733	$8,688
Net earnings	20	404	394	547	614
Working capital	3,081	3,014	2,677	2,337	2,217
Total assets	4,040	4,282	4,325	4,203	4,246
Long-term debt	29	-	5	10	260
Capital expenditures	86	63	167	247	230
Current ratio	10.38	6.79	4.14	3.19	2.64

	December 31,	December 31,	June 30,	June 30,	June 30,
Per Common Share	2001	2000	2000	1999	1998

Earnings per common share:
Basic	$.02	$.41	$.40	$.55	$.61
Diluted	$.02	$.40	$.39	$.54	$.60

Dividends paid per share	$.06	$.05	$.05	$.05	$.08

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the years ended December 31, 2001, 2000 and 1999. Financial data for the years ended December 31, 2000 and 1999 have been recasted to conform to the Company's change in year-end from June 30 to December 31.

		Recasted	Recasted
	2001	2000	1999

Net sales	100.0%	100.0%	100.0%
Cost of products sold	51.0%	48.0%	45.6%

Gross margin	49.0%	52.0%	54.4%

Operating expenses
Selling expenses	25.0%	20.5%	21.6%
General and administrative	21.0%	17.2%	18.3%
Research and development	3.3%	2.0%	3.7%
Environmental remediation-expenses (credit)	(0.4%)	2.2%	- %

Total operating expenses	48.9%	41.9%	43.6%

Earnings from operations	0.1%	10.1%	10.8%

Other income (expense)
Interest expense	- %	- %	(0.3%)
Other income, net	0.6%	0.6%	0.9%

Earnings before income taxes	0.7%	10.7%	11.4%

Provision for income taxes	0.3%	4.2%	4.6%

Net earnings	0.4%	6.5%	6.8%

Year ended December 31, 2001 compared to the recasted year ended December 31, 2000

NET SALES. Net sales for the year ended December 31, 2001 decreased by $1,755,633 or 25.8% as compared to the recasted year ended December 31, 2000. The decrease resulted from a decrease during the year in the sales of new products, which is indicative of the slow economy and poor market conditions. Sales and demand for the Company's spare parts and services remained constant.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold decreased by $691,980 or 21.2% for the year ended December 31, 2001 as compared to the recasted year ended December 31, 2000. The decrease in cost of products sold corresponds with the decrease in net sales for the period. Gross margin was $2,477,116 or 49.0% of sales for the year ended December 31, 2001 as compared with $3,540,769 or 52.0% of sales for the recasted year ended December 31, 2000. The Company continues to focus on reducing and controlling its manufacturing costs, in light of a slow economy, and improving its pricing and marketing toward its premium products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling expenses decreased by $131,193 or 9.4% for the year ended December 31, 2001 compared to recasted December 31, 2000. The decrease in selling expenses reflects the reduction in sales commissions for the sale of products due to poor market conditions. General and administrative costs decreased by $114,968 or 9.8% during the year ended December 31, 2001 compared to recasted December 31, 2000. This decrease reflects the Company's efforts to reduce its general and administrative costs.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs increased by $31,858 or 23.8%. The Company anticipates it will continue to invest funds annually as needed in order to stay abreast of changes in technology, as well as improve and expand its product lines.

ENVIRONMENTAL REMEDIATION-RELATED EXPENSES. During the year ended December 31, 2001, the Company incurred $31,400 in professional fees relating to an environmental matter at the site of its former manufacturing facility located in the Borough of Lewis Run, Pennsylvania. The professional fees incurred were charged against a liability accrual that was previously reserved at December 31, 2000. As of December 31, 2001, The Company estimates it has no further liability relating to this environmental matter and has therefore credited to operating expense the remaining unused portion of the liability accrual in the amount of $18,600 for the year ended December 31, 2001. Please refer to the following section, "Environmental Matters", for more complete information relating to environmental remediation-expenses (credit).

OTHER INCOME AND EXPENSE. At December 31, 2001, the Company's had minimal long-term debt, and there were no borrowings outstanding under the Company's bank line of credit. Total other income, net of other expense, was $28,093 for the year ended December 31, 2001, compared to $37,860 for the recasted year ended December 31, 2000.

INCOME TAXES. The Company's effective income tax rate was 39.5% and 39.3% for the years ended December 31, 2001 and 2000, respectively.

NET EARNINGS. Overall, net earnings were $20,011 and $440,807 for the year ended December 31, 2001 and 2000, respectively. Expressed as a percentage of net sales, net earnings were 0.4% and 6.5% for the years ended December 31, 2001 and 2000, respectively.

Recasted year ended December 31, 2000 compared to the recasted year ended December 31, 1999

NET SALES. Net sales for the recasted year ended December 31, 2000, decreased by $245,906 or 3.5% as compared to the recasted year ended December 31, 1999. The decrease is indicative of the slowing economy the Company began to experience during the year 2000.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold increased by $56,080 or 1.7% for the recasted year ended December 31, 2001 as compared to the recasted year ended December 31, 1999. The increase in cost of products sold relates to lower profit margins on product sales. Gross margin was $3,540,769 or 52.0% of sales for the recasted year ended December 31, 2000 as compared with $3,842,755 or 54.4% of sales for the recasted year ended December 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling expenses decreased by $128,674 or 8.4% for the recasted year ended December 31, 2000 compared to recasted December 31, 1999. General and administrative costs decreased by $116,645 or 9.0% for the recasted year ended December 31, 2000 compared to the recasted year ended December 31, 1999. These decreases reflect the Company's efforts to reduce its operating costs due to the slowing economy and a reduction in the Company's business.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased by $128,357 or 49.0%. This decrease reflects the Company's completion of certain R&D projects during the year.

ENVIRONMENTAL REMEDIATION-RELATED EXPENSES. During the recasted year ended December 31, 2000, the Company charged to operating expense $147,777 in professional fees relating to an environmental matter at the site of its former manufacturing facility located in the Borough of Lewis Run, Pennsylvania. At December 31, 2000, the Company estimated its remaining liability relating to this environmental matter was $50,000 and recorded an accrued liability for this amount as of December 31, 2000. Please refer to the following section, "Environmental Matters", for more complete information relating to environmental remediation-expenses (credit).

OTHER INCOME AND EXPENSE. Total other income, net of other expense, was $37,860 for the recasted year ended December 31, 2000, compared to $38,888 for the recasted year ended December 31, 1999.

INCOME TAXES. The Company's effective income tax rate was 39.3% and 40.3% for the years ended December 31, 2000 and 1999, respectively.

NET EARNINGS. Overall, net earnings were $440,807 and $479,422 for the recasted years ended December 31, 2000 and 1999, respectively. Expressed as a percentage of net sales, net earnings were 6.5% and 6.8% for the recasted years ended December 31, 2000 and 1999, respectively.

Prior fiscal year ended June 30, 2000 compared to the prior fiscal year ended June 30, 1999

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

RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased by $87,726 or 30.8%, reflecting the completion of certain product development during the period.

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

Effects of Inflation

The Company believes inflation has not had a significant impact on its operations. To the extent permitted by competition, the Company attempts to pass increased costs on to its customers by increasing sales price over time. However, due to the weakened economy and increased price competition, the Company has not been able to increase its selling prices.

Liquidity, Capital Resources and Financial Condition

The Company funds its needs for liquidity and capital resources through cash from operations, short-term and long-term borrowing.

At December 31, 2001, the Company had a commercial demand line of credit with PNC Bank, National Association in the amount of $1,000,000, with a variable interest rate at prime or the Euro-Rate plus 2%, as selected by the Company. The line of credit is available to finance accounts receivable and inventory of the Company. No amount was outstanding under the line of credit at December 31, 2001 and 2000.

The Company's working capital increased by $67,286 during the year ended December 31, 2001. At December 31, 2001, the Company's net working capital was $3,081,092 as compared to net working capital of $3,013,806 at December 31, 2000. At December 31, 2001, the Company's current ratio was 10.38 to 1 as compared to 6.79 to 1 at December 31, 2000.

The Company's cash expenditures for property, plant and equipment amounted to $86,000 during the year ended December 31, 2001 and $63,000 for the six-month transition period ended December 31, 2000.For the prior fiscal year ended June 30, 2000, capital expenditures amounted to $167,000. For the year ended December 31, 2001, these capital expenditures primarily related to transportation equipment ($51,000), machinery and equipment ($12,000), and computer equipment ($23,000). For the six-month period ended December 31, 2000, these capital expenditures primarily related to machinery and equipment ($43,000) and computer equipment and furniture ($20,000). For the fiscal year ended June 30, 2000, these capital expenditures primarily related to leasehold improvements ($37,000), machinery and equipment ($75,000), transportation equipment ($17,000), and computer equipment and furniture ($38,000). The Company currently does not have a commitment for any material capital expenditures and believes its current working capital is sufficient for its operations in the foreseeable future.

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

Environmental Matters - Continued

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

During the six-month transition period ended December 31, 2000, the Company incurred $38,708 in professional fees relating to this environmental matter, which was charged against the Company's liability accrual that was previously reserved at June 30, 2000. Because the Company is no longer responsible for carrying out any additional requirements of the February 1, 2000 Consent Order and Agreement with the DEP, the Company revised the liability accrual for its estimate of remaining fees and costs to be incurred relating to this matter. The remaining accrued liability was estimated to be $50,000 as of December 31, 2000. The revised estimate resulted in a credit to operating expense in the amount of $256,292 for the six-month period ended December 31, 2000.

During the year ended December 31, 2001, the Company incurred $31,400 in professional fees relating to this environmental matter, which was charged against the Company's estimated liability accrual at December 31, 2000. As of December 31, 2001, the Company estimates it has no further liability relating to this environmental matter and has therefore credited to operating expense the remaining unused portion of the liability accrual in the amount of $18,600 for the year ended December 31, 2001.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations to be accounted for under the purchase method. SFAS No. 141 also modifies the criteria to recognize intangible assets apart from goodwill. The requirements of SFAS No. 141 are generally effective June 30, 2001. The Company will follow the guidance set forth in SFAS No. 141 for any future acquisitions.

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No.142"). Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will instead be subject to a periodic impairment test at least annually. Other intangible assets will continue to be amortized over their useful lives. SFAS is effective for fiscal year beginning after December 15, 2001, with earlier adoption permitted. The provisions of SFAS No. 142 must be adopted as of the beginning of a fiscal year. The Company does not have any goodwill and other intangible assets that are required to be accounted for differently subsequent to their initial recognition. The Company will follow the guidance set forth in SFAS 142 for any future acquisitions of goodwill and intangible assets acquired after June 30, 2001.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 establishes one accounting model for long-lived assets to be disposed of by sale, requiring those assets be measured at the lower of carrying amount or fair value less cost to sell. This accounting model applies to all long-lived assets, including those associated with discontinued operations, and replaces certain prior pronouncements and guidance. The provisions of SFAS No. 144 are generally effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

Contents of Financial Statements

DIEFENBACH DELIO KEARNEY & DEDIONISIO

CERTIFIED PUBLIC ACCOUNTANTS_____________________________________________________________________

Report of Independent Certified Public Accountants

Board of Directors and Stockholders

Control Chief Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Control Chief Holdings, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001, the six-month period ended December 31, 2000 and the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Control Chief Holdings, Inc. and Subsidiary at December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2001, the six-month period ended December 31, 2000 and the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ DIEFENBACH DELIO KEARNEY & DEDIONISIO

CERTIFIED PUBLIC ACCOUNTANTS

Erie, Pennsylvania

January 24, 2002

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

ASSETS	2001	2000

Current assets
Cash and cash equivalents	$1,047,031	$802,758
Marketable securities, at fair value	149,048	201,699
Accounts receivable, less allowances of $36,000
in 2001 and $40,000 in 2000	684,045	809,641
Inventories	1,222,315	1,504,284
Other current assets	307,098	215,451

Total current assets	3,409,537	3,533,833

Equipment and leasehold improvements, net	630,473	747,693

Total assets	$4,040,010	$4,281,526

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$ 15,431	$ 7,714
Accounts payable	85,159	198,798
Other accrued liabilities	227,855	313,515

Total current liabilities	328,445	520,027

Long-term debt, less current maturities	29,494	-

Deferred income taxes	72,173	80,856

Stockholders' equity
Common stock, $.50 par value, authorized 5,000,000 shares,
issued 1,015,220 shares in 2001 and 2000	507,610	507,610
Capital in excess of par value	1,123,279	1,123,279
Retained earnings	2,171,066	2,210,272
Treasury stock, 28,383 shares in 2001 and 28,290
shares in 2000, at cost	(116,033)	(115,772)
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	(76,024)	(44,746)

Total stockholders' equity	3,609,898	3,680,643

Total liabilities and stockholders' equity	$4,040,010	$4,281,526

The accompanying notes are an integral part of these statements.

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Six months	Year ended
	December 31,	December 31,	June 30,
	2001	2000	2000

Net sales	$5,054,030	$3,370,930	$7,381,892

Cost of products sold	2,576,914	1,642,629	3,532,141

Gross margin	2,477,116	1,728,301	3,849,751

Operating expenses
Selling expenses	1,266,165	701,713	1,337,624
General and administrative	1,059,007	611,740	1,248,305
Research and development	165,551	54,443	197,001
Environmental remediation-expenses (credit)	(18,600)	(256,292)	404,069

Total operating expenses	2,472,123	1,111,604	3,186,999

Earnings from operations	4,993	616,697	662,752

Other income (expense)
Interest expense	(1,440)	(500)	(10,560)
Other income, net	29,533	60,110	17,912

Earnings before income taxes	33,086	676,307	670,104

Provision for income taxes	13,075	271,503	275,616

Net earnings	$ 20,011	$ 404,804	$ 394,488

Earnings per common share
Basic	$ .02	$ .41	$ .40
Diluted	$ .02	$ .40	$ .39

Dividends paid per common share	$ .06	$ .05	$ .05

The accompany notes are an integral part of these statements.

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
		Capital in			Other	Total
	Common	excess of	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Par Value	Earnings	Stock	Income	Equity

Balance - June 30, 1999	$507,048	$1,120,586	$1,510,589	($61,913)	$ -	$3,076,310

Net earnings	-	-	394,488	-	-	394,488

Unrealized gain (loss) on
available-for-sale securities,
net of deferred tax benefit
Of $3,710	-	-	-	-	(5,429)	(5,429)
Comprehensive income	-	-	-	-	-	389,059

Dividends paid	-	-	(50,002)	-	-	(50,002)

Issuance of 1,125 shares of
common stock	562	2,693	-	-	-	3,255

Purchase of 7,404 shares of
common stock for the treasury	-	-	-	(27,880)	-	(27,880)

Balance - June 30, 2000	507,610	1,123,279	1,855,075	(89,793)	(5,429)	3,390,742

Net earnings	-	-	404,804	-	-	404,804

Unrealized gain (loss) on
available-for-sale securities,
net of deferred tax benefit
Of $26,867	-	-	-	-	(39,317)	(39,317)
Comprehensive income	-	-	-	-	-	365,487

Dividends paid	-	-	(49,607)	-	-	(49,607)

Purchase of 6,405 shares of
common stock for the treasury	-	-	-	(25,979)	-	(25,979)

Balance - December 31, 2000	507,610	1,123,279	2,210,272	(115,772)	(44,746)	3,680,643

Net earnings	-	-	20,011	-	-	20,011

Unrealized gain (loss) on
available-for-sale securities,
net of deferred tax benefit
Of $21,373	-	-	-	-	(31,278)	(31,278)
Comprehensive income (loss)	-	-	-	-	-	(11,267

Dividends paid	-	-	(59,217)	-	-	(59,217)

Purchase of 93 shares of
common stock for the treasury	-	-	-	(261)	-	(261)

Balance - December 31, 2001	$507,610	$1,123,279	$2,171,066	($116,033)	($76,024)	$3,609,898

The accompanying notes are an integral part of these statements.

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Six months	Year ended
	December 31,	December 31,	June 30,
	2001	2000	2000

Cash flows from operating activities
Net earnings	$ 20,011	$ 404,804	$ 394,488
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	187,873	94,324	172,045
Provision (credit) for bad debts	16,048	(8,880)	90,430
Deferred income taxes	14,718	136,937	(132,874)
Loss on sale of marketable securities	-	-	46,606
Loss on sale of equipment	11,910	628
Change in operating assets and liabilities:
Accounts receivable	109,548	61,346	32,430
Inventories	281,969	(22,157)	99,226
Prepaid items	(93,675)	(52,675)	48,834
Accounts payable and accrued liabilities	(199,299)	(333,408)	(48,561)
Net cash provided by operating activities	349,103	280,919	702,624

Cash flows from investing activities
Purchase of marketable securities	-	(23,628)	(453,394)
Sales of marketable securities	-	-	153,394
Purchase equipment and leasehold improvements	(85,913)	(63,298)	(166,776)
Change in other assets	-	10,879	(3,038)
Net cash used in investing activities	(85,913)	(76,047)	(469,814)

Cash flows from financing activities
Proceeds from sale of equipment	3,350	6,000	-
Borrowing of long-term debt	48,241
Repayments of long-term debt	(11,030)	(3,009)	(172,614)
Proceeds from issuance of common stock	-	-	3,255
Purchase of treasury stock	(261)	(25,979)	(27,880)
Dividends paid	(59,217)	(49,607)	(50,002)
Net cash used in financing activities	(18,917)	(72,595)	(247,241)

Net increase (decrease) in cash	244,273	132,277	(14,431)
Cash and cash equivalents at beginning of period	802,758	670,481	684,912

Cash and cash equivalents at end of period	$1,047,031	$ 802,758	$ 670,481

Cash paid during the year for:
Interest	$ 1,440	$ 500	$ 11,207
Income taxes	121,415	311,988	367,932

The accompanying notes are an integral part of these statements.

CONTROL CHIEF HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Company Operations

The Company operates exclusively in a single industry in the United States as a manufacturer of remote control devices for material handling equipment and other industrial applications. During the year ended December 31, 2001 and the six-month period ended December 31, 2000, the Company's operations had export sales totaling $187, 877 and $32,712, respectively. For the year ended June 30, 2000, the Company's operations had export sales totaling $194,901.

Principles of Consolidation

The financial statements include the accounts of Control Chief Holdings, Inc. and its wholly owned subsidiary, Control Chief Corporation. All significant inter-company accounts are eliminated upon consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Reclassifications

Certain amounts in the Company's consolidated financial statements of operations for the year ended June 30, 2000 have been reclassified to conform to the presentation for the year ended December 31, 2001 and the six-month period ended December 31, 2000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1. Summary of Significant Accounting Policies - Continued

Change in Fiscal Year To December 31, Effective June 30, 2000

On June 29, 2000, the Executive Committee of the Board of Directors changed the fiscal year end of the Company from June 30 to December 31, effective June 30, 2000. Accordingly, the Company previously reported a transition period from July 1, 2000 through December 31, 2000. The Company elected to change its fiscal year end to a year-end that corresponds to its current business cycle.

The following table sets forth certain financial information for the years ended December 31, 2001, 2000 and 1999. Amounts for the years ended December 31, 2000 and 1999 have been recasted to conform to the change in year-end from June 30 to December 31.

		Recasted	Recasted
	2001	2000	1999
	(Audited)	(Unaudited)	(Unaudited)

Net sales	$5,054,030	$6,809,663	$7,055,569

Cost of products sold	2,576,914	3,268,894	3,212,814

Gross margin	2,477,116	3,540,769	3,842,755

Operating expenses
Selling expenses	1,266,165	1,397,358	1,526,032
General and administrative	1,059,007	1,173,975	1,290,620
Research and development	165,551	133,693	262,050
Environmental remediation (credit)	(18,600)	147,777	-

Total operating expenses	2,472,123	2,852,803	3,078,702

Earnings (loss) from operations	4,993	687,966	764,053

Other income (expense)
Interest expense	(1,440)	(5,613)	(21,259)
Other income (expense), net	29,533	43,473	60,147

Earnings (loss) before income taxes	33,086	725,826	802,941

Provision (credit) for income taxes	13,075	285,019	323,519

Net earnings (loss)	$ 20,011	$ 440,807	$ 479,422

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1. Summary of Significant Accounting Policies - Continued

Inventories

Inventories are valued at the lower of average cost (first-in, first-out method) or market. Inventories include material, direct labor, and overhead and consist of the following at December 31, 2001 and 2000:

	2001	2000

Work in process	$ 74,414	$ 63,779
Raw materials and subassemblies	1,147,901	1,440,505

	$1,222,315	$1,504,284

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

Advertising Costs

Advertising, including trade shows, promotions and literature costs are expensed as incurred. The total for these expenses were $85,074 and $73,903 for year ended December 31, 2001 and the six-month period ended December 31, 2000, respectively, and $117,809 for the year ended June 30, 2000.

Research and Development

Research and development costs are expensed as incurred. Research and development expense amounted to $165,551 and $54,443 for the year ended December 31, 2001 and the six-month period ended December 31, 2000, respectively, and $197,001 for the year ended June 30, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1. Summary of Significant Accounting Policies - Continued

Stock-Based Compensation

Stock options granted by the Company are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. The exercise price of employee stock options equals the market price of the underlying stock on the date of option grant. Once granted, an option's exercise price and number of shares to be issued remain fixed throughout the option term. Accordingly, in accordance with APB 25, no stock-based compensation expense has been recognized in the accompanying financial statements.

Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share assume the exercise of stock options using the treasury stock method, if dilutive. The following table reflects the calculation of basic and diluted earnings per share.

		Weighted
	Net	Average	Per Share
	Earnings	Shares	Amount

Year ended December 31, 2000 - Basic	$ 20,011	986,894	$ .02
Year ended December 31, 2000 - Diluted	$ 20,011	994,377	$ .02

Six months ended December 31, 2000 - Basic	$ 404,804	990,372	$ .41
Six months ended December 31, 2000 - Diluted	$ 404,804	998,370	$ .40

Year ended June 30, 2000 - Basic	$ 394,488	995,464	$ .40
Year ended June 30, 2000 - Diluted	$ 394,488	1,005,800	$ .39

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

Comprehensive Income

Unrealized gains and losses on the Company's investments in equity securities represent a component of comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1. Summary of Significant Accounting Policies - Continued

Cash Dividends

During the year ended December 31, 2001, the Board of Directors of the Company approved a cash dividend totaling $59,217 ($.06 per share) payable on March 26, 2001 to holders of record at the close of business on March 5, 2001. During the six-month period ended December 31, 2000, the Board of Directors of the Company approved a cash dividend totaling $49,607 ($.05 per share) payable on September 29, 2000 to holders of record at the close of business on September 8, 2000. For the year ended June 30, 2000, the Board of Directors of the Company approved a cash dividend totaling $50,002 ($.05 per share) payable on September 24, 1999 to holders of record at the close of business on September 6, 1999.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations to be accounted for under the purchase method. SFAS No. 141 also modifies the criteria to recognize intangible assets apart from goodwill. The requirements of SFAS No. 141 are generally effective June 30, 2001. The Company will follow the guidance set forth in SFAS No. 141 for any future acquisitions.

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No.142"). Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will instead be subject to a periodic impairment test at least annually. Other intangible assets will continue to be amortized over their useful lives. SFAS is effective for fiscal year beginning after December 15, 2001, with earlier adoption permitted. The provisions of SFAS No. 142 must be adopted as of the beginning of a fiscal year. The Company does not have any goodwill and other intangible assets that are required to be accounted for differently subsequent to their initial recognition. The Company will follow the guidance set forth in SFAS 142 for any future acquisitions of goodwill and intangible assets acquired after June 30, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1. Summary of Significant Accounting Policies - Continued

New Accounting Pronouncements - Continued

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 establishes one accounting model for long-lived assets to be disposed of by sale, requiring those assets be measured at the lower of carrying amount or fair value less cost to sell. This accounting model applies to all long-lived assets, including those associated with discontinued operations, and replaces certain prior pronouncements and guidance. The provisions of SFAS No. 144 are generally effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

2. Marketable Securities

The Company classifies its marketable securities as available-for-sale securities. Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported in equity. At December 31, 2001, the net unrealized loss, net of a deferred income tax benefit of $51,949, was $76,024. At December 31, 2000, the net unrealized loss, net of a deferred income tax benefit of $30,576, was $44,746. At June 30, 2000, the net unrealized loss, net of a deferred income tax benefit of $3,710, was $5,429. There were no sales of marketable securities during the year ended December 31, 2001 and the six-month period ended December 31, 2000. During the year ended June 30, 2000 the Company sold securities having a cost basis of $200,000 for $153,394, resulting in a realized capital loss of $46,606.

3. Other Current Assets

Other current assets at December 31, 2001 and 2000 consists of the following:

	2001	2000

Prepaid income taxes	$ 172,641	$ 70,694
Other prepaid items	30,034	38,306
Deferred income taxes	104,423	106,451

	$307,098	$215,451

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4. Equipment and Leasehold Improvements

Equipment and leaseholds at December 31, 2001 and 2000 consists of the following:

	2001	2000

Machinery and equipment	$1,841,070	$1,836,795
Leasehold improvements	232,877	232,877

	2,073,947	2,069,672
Less accumulated depreciation	1,443,474	1,321,979

	$ 630,473	$ 747,693

5. Short-Term Debt

The Company has $1,000,000 borrowing available under a line of credit agreement with PNC Bank, National Association. Borrowings under the line bear interest at the prime rate or the Euro-Rate plus 2%, as may be selected by the Company, and are secured by substantially all of the assets of the Company. There were no borrowings under the line of credit during the year ended December 31, 2001. No amounts were outstanding under the line of credit at December 31, 2001.

Previously, the Company had a $750,000 borrowing available under a line of credit agreement with National City Bank of Pennsylvania. Borrowings under this line were at the prime rate, and were secured by substantially all of the assets of the Company. There were no borrowings under this line of credit during the six months ended December 31, 2000. No amounts were outstanding under the line of credit at December 31, 2000.

6. Other Accrued Liabilities

Other accrued liabilities at December 31, 2001 and 2000 consists of the following:

	2001	2000

Accrued income taxes	$ 425	$ 163
Accrued commissions	42,603	53,398
Accrued salaries, wages, and withholdings	184,735	200,389
Accrued environmental remediation costs	-	50,000
Other accrued items	92	9,565

	$227,855	$313,515

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7. Long-Term Debt

Long-term debt at December 31, 2001 and 2000 consists of the following:

	2001	2000

Installment loans, collateralized by vehicles,
payable in monthly installments aggregating
$1,895 and $524 at December 31, 2001 and
2000, respectively	$44,925	$ 7,714

Less current maturities	(15,431)	(7,714)

Long-term debt	$ 29,494	$ -

The aggregate maturities of all long-term debt during each of the four years ending December 31, 2005 are $15,431, $14,864, $13,025 and $1,605, respectively.

8. Operating Leases

The Company has entered into several operating lease agreements, primarily relating to real estate and equipment. These leases are noncancelable and expire at various dates through December 2002. Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental payments for the remaining years under these operating leases are as follows:

Year ending
December 31,

2002	$64,547
2003	7,422
2004	1,856

Total rent expense under operating leases for the year ended December 31, 2001 was $105,596, and was $48,547 for the six-month period ended December 31, 2000. Rent expense for the year ended June 30, 2000 was $92,862.

9. Employee Savings Plan

The Company has a savings plan, available to substantially all employees, which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company has a discretionary 50% match that is limited to 6% of the employee's compensation and may, at its discretion, make additional contributions to the plan. In connection with the discretionary match, the Company's contribution to the plan for the year ended December 31, 2001 was $44,722, and was $20,733 for the six-month period ended December 31, 2000. The Company's contribution to the plan for the year ended June 30, 2000 was $19,924. There were no additional discretionary contributions to the plan during the periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10. Related Party Transactions

The Company leases their corporate headquarters facility located in Bradford, Pennsylvania from a stockholder and Director. This lease agreement expires July 2002 and is renewable at the then fair rental value for a five-year period. In addition to the annual rental, the Company is responsible for the real estate taxes, insurance and other occupancy expenses applicable to the leased premises. Rent expense under this operating lease was $80,000 during the year ended December 31, 2001, and was $40,000 during the six-month period ended December 31, 2000. Rent expense under this operating lease was $80,000 during the year ended June 30, 2000. The minimum rental commitment under this agreement is included with the Company's other operating leases as described in Note 8 of the financial statements.

The Company also receives certain legal and cleaning services from enterprises that are related to the Company because they have directors or officers who are also directors or officers of the Company. The total service provided for the legal services was $34,489 for the year ended December 31, 2001, and was $267 for the six-month period ended December 31, 2000. The total service provided for legal services was $4,310 for the year ended June 30, 2000. The total service provided for the cleaning services was $25,648 for the year ended December 31, 2001, and was $12,824 for the six-month period ended December 31, 2000. The total service provided for cleaning services was $25,648 for the year ended June 30, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11. Income Taxes

For the year ended December 31, 2001, the six-month period ended December 31, 2000 and the year ended June 30, 2000, earnings before income taxes were $33,086, $676,307 and $670,104, respectively. The provision for income taxes consists of the following:

	Year ended	Six months	Year ended
	December 31,	December 31,	June 30,
	2001	2000	2000
Current
Federal	($2,068)	$109,133	$305,198
State	425	25,433	103,292
Deferred (benefit), net	14,718	136,937	(132,874)

	$ 13,075	$ 271,503	$ 275,616

The difference between the provision for income taxes and the amounts computed by applying the federal income tax rate in effect consists of the following:

	Year ended	Six months	Year ended
	December 31,	December 31,	June 30,
	2001	2000	2000

Statutory federal income tax	$11,249	$229,944	$227,835
State income taxes, net of federal tax benefit	280	44,592	44,183
General business tax credit	(4,730)	(9,369)	(11,059)
Other items	6,276	6,336	14,657

	$13,075	$271,503	$275,616

At December 31, 2001 and 2000, the net deferred tax asset (liability) component consists of the following:

	2001	2000

Unrealized loss on available-for-sale securities	$ 51,950	$ 30,576
Allowance for doubtful accounts	15,019	16,237
Accrued compensation	26,919	28,806
Accrued environmental remediation costs	-	20,297
Capital loss carry forward	10,535	10,535
Depreciation of equipment and leaseholds	(72,173)	(80,856)

	$ 32,250	$ 25,595
Balance Sheet Classification
Current asset	$104,423	$106,451
Noncurrent liability	(72,173)	(80,856)

	$ 32,250	$ 25,595

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

During the six-month transition period ended December 31, 2000, the Company incurred $38,708 in professional fees relating to this environmental matter, which was charged against the Company's liability accrual that was previously reserved at June 30, 2000. Because the Company is no longer responsible for carrying out any additional requirements of the February 1, 2000 Consent Order and Agreement with the DEP, the Company revised the liability accrual for its estimate of remaining fees and costs to be incurred relating to this matter. The remaining accrued liability was estimated to be $50,000 as of December 31, 2000. The revised estimate resulted in a credit to operating expense in the amount of $256,292 for the six-month period ended December 31, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12. Environmental Matters - Continued

During the year ended December 31, 2001, the Company incurred $31,400 in professional fees relating to this environmental matter, which was charged against the Company's estimated liability accrual at December 31, 2000. As of December 31, 2001, the Company estimates it has no further liability relating to this environmental matter and has therefore credited to operating expense the remaining unused portion of the liability accrual in the amount of $18,600 for the year ended December 31, 2001.

13. Common Stock Options

The Company has an incentive stock option plan for the granting of options to purchase up to 50,000 shares of the Company's common stock, of which 41,000 shares have been reserved for granting to employees, and 9,000 shares have been reserved for granting to nonemployee Directors. Under the plan, the option price for any option may not be less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable on the date of grant and generally expire five years or ten years from the date of the grant. At December 31, 2001, options to purchase 43,750 shares of Common Stock were available for grant under the Company's stock option plan. A summary of the Company's stock option activity for the period July 1, 1999 through December 31, 2001 is as follows:

	Number		Option Price
	of shares		Weighted
	Under option	Per share	Average	Aggregate

Outstanding-June 30, 1999	12,500	$2.34-4.88	$3.67	$45,883
Granted during the year	375	4.31	4.31	1,616
Exercised during the year	(1,125)	2.33-3.80	2.89	(3,255)
Forfeitures and expirations	(3,625)	2.33-4.88	3.50	(12,680)

Outstanding-June 30, 2000	8,125	$2.33-4.88	$3.88	$31,564
Granted during the period	-	-	-	-
Exercised during the period	-	-	-	-
Forfeitures and expirations	(750)	2.34	2.34	(1,755)

Outstanding-December 31, 2000	7,375	$2.33-4.88	$4.04	$29,809
Granted during the period	1,125	2.50	2.50	2,813
Exercised during the period	-	-	-	-
Forfeitures and expirations	(3,375)	2.33-4.88	3.64	(12,255)

Outstanding-December 31, 2001	5,125	$2.33-4.88	$4.04	$29,809

Exercisable-December 31, 2001	5,125	$2.33-4.88	$4.04	$29,809

During the year ended December 31, 2001, the weighted average fair value of options granted amounted to $1.26 per share. No options were granted during the six-month period ended December 31, 2000. During the year ended June 30, 2000, the weighted average fair value of options granted amounted to $1.87 per share. At December 31, 2001, the weighted average remaining contractual life of outstanding options was 5.7 years.

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

Pro forma information regarding net income and earnings per share, required by SFAS No. 123, has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for options granted was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.1%; volatility factor of the expected market price of the Company's Common Stock of 0.53; dividend yield of 2.4%; and a weighted average expected option life of 5 years. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. For the year ended December 31, 2001, the six-month period ended December 31, 2000, and the year ended June 30, 2000, the Company's reported and pro forma net earnings and earnings per share are as follows:

	Year ended	Six months	Year ended
	December 31,	December 31,	June 30,
	2001	2000	2000
As reported:
Net earnings	$20,011	$404,804	$394,488
Earnings per common share
Basic	$.02	$.41	$.40
Diluted	$.02	$.40	$.39

Pro forma:
Net earnings	$19,157	$404,804	$394,066
Earnings per common share
Basic	$.02	$.41	$.40
Diluted	$.02	$.40	$.39

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by Item 9 is incorporated by reference from the Company's proxy statement to be issued in connection with its 2002 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of the fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Information required by Item 10 is incorporated by reference from the Company's proxy statement to be issued in connection with its 2002 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

Information required by Item 11 is incorporated by reference from the Company's proxy statement to be issued in connection with its 2002 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of the fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 12 is incorporated by reference from the Company's proxy statement to be issued in connection with its 2002 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after the end of the fiscal year.

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

Control Chief Holdings, Inc.
(Registrant)

Date: March 28, 2002	By: /s/ Douglas S. Bell
Douglas S. Bell
Chairman of the Board, Chief Executive
Officer, President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas S. Bell	Chief Executive Officer,	March 28, 2002
Douglas S. Bell	Treasurer and Director

/s/ David I. Cohen	Director	March 28, 2002
David I. Cohen

/s/ Mark A. George	Director	March 28, 2002
Mark A. George

/s/ Craig A. Hartburg	Director	March 28, 2002
Craig A. Hartburg

/s/ C. Lawrence Shields	Director	March 28, 2002
C. Lawrence Shields

INDEX OF EXHIBITS

No.	Exhibit	Location

3-1	Certificate of Incorporation	Incorporated by reference from
	of Digimetrics, Inc.	Digimetrics, Inc.'s Registration
Statement on Form 10
File No. 0-15919 ("Form 10")

3-2	By-laws of Digimetrics, Inc.	Incorporated by reference from Digimetrics, Inc.'s Form 10

3-3	Certificate of Amendment of	Incorporated by reference from
	the Certificate of Incorporation	Form 10-KSB for the fiscal year
	of Digimetrics, Inc.	ended June 30, 1993 as Exhibit 3-3

4-1	Specimen of Common Stock Certificate	Incorporated by reference from
Digimetrics, Inc.'s Form 10

10-1	Digimetrics/Control Chief Amended and Restated Profit-Sharing Plan Adoption Agreement and Plan Document	Incorporated by reference from Form 10-KSB for the fiscal year ended June 30, 1994 as Exhibit 10-2

10-2	Agreement for Purchase and Sale between C. Lawrence and Dorothy V. Shields for the real estate at 200 Williams Street, Bradford, PA	Incorporated by reference from Form 8-K filed on July 27, 1982 as Exhibit 2-1

10-3	Lease Agreement dated July 15, 1992 Between C. Lawrence and Dorothy V. Shields for the for the real estate at 200 Williams Street, Bradford, PA	Incorporated by reference from Form 8-K filed on July 27, 1992 as Exhibit 2-2

10-4	1994 Stock Option Plan	Incorporated by reference from 1994 Proxy, Exhibit A

10-5	Douglas S. Bell Employment Agreement	Incorporated by reference from Form 10-KSB for the fiscal year Ended June 30, 1999 as Exhibit 10-5

21-1	Subsidiaries of the Registrant	Filed herewith

23-1	Consent of Independent Auditors	Filed herewith

SUBSIDIARIES OF THE REGISTRANT Exhibit 21-1

Control Chief Corporation

100% - Owned by Control Chief Holdings, Inc.

Incorporated in the State of Pennsylvania

CONSENT OF INDEPENDENT AUDITORS Exhibit 23-1

We consent to the incorporation by reference in the Registration Statement on Form S-8 dated April 25, 1995 pertaining to the Control Chief Holdings, Inc. Stock Option Plan of 1994, of our report dated January 24, 2002, with respect to the consolidated financial statements included in this Form 10-KSB of Control Chief Holdings, Inc.

/s/ DIEFENBACH DELIO KEARNEY & DEDIONISIO

CERTIFIED PUBLIC ACCOUNTANTS

Erie, Pennsylvania

March 22, 2002