Form 10KSB/A
period 2001-12-31
CONTROL CHIEF HOLDINGS INC
filed 2002-04-29
CIK 814853

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

Documents incorporated by reference

No portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held in June 2002 are incorporated by reference into this Form 10-KSB.

CONTROL CHIEF HOLDINGS, INC.

FORM 10-KSB/A-1 (Amendment No. 1)

Control Chief Holdings, Inc. hereby amends portions of its previously filed Form 10-KSB for the year ended December 31, 2001. Information required by Items 9, 10, 11 and 12 of Part III of Form 10-KSB that was previously incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in June 2002 is included herewith.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Board nominated all of the current directors for re-election at the Annual Meeting. Each director elected will serve until the next annual meeting of stockholders when his or her successor has been elected and qualified, or until the director's earlier resignation or removal. All nominees have indicated their willingness to accept election, and management has no reason to believe that any of the nominees named below will be unable or unwilling to serve. The proxies will not be used for a greater number of persons than the number so named. Under New York law, the affirmative vote of the holders of a plurality of the votes cast at the Annual Meeting is required to elect a nominee as a Director. Set forth below are each nominee's name, current principal occupation (which has continued for at least five years unless otherwise indicated) and certain other biographical information.

Directors

Douglas S. Bell (age 52) has been a Director of the Company since 1988. Since November 1994 he has been Chairman of the Board of Directors and President and Chief Executive Officer of the Company. In November 2001, he was appointed the Company Treasurer. Mr. Bell has held various positions and served as a Director of the Company's wholly owned subsidiary, Control Chief Corporation. Mr. Bell is a graduate of Clarion University of Pennsylvania and is the son-in-law of Mr. C. Lawrence Shields, a Director of the Company.

David I. Cohen (age 50) has been a Director of the Company since May 2001. He has been a Director/Partner in the law firm of Cohen & Grigsby, P.C. since 1999. Prior to joining Cohen & Grigsby, P.C., from 1995 to 1999, Mr. Cohen was a partner at Titus & McConomy. Mr. Cohen graduated from West Virginia University with a BSBA degree in accounting and his JD from the University of Pittsburgh in 1976. Mr. Cohen is a member of the Pennsylvania and Florida Bar Associations.

Mark A. George (age 49) has been a Director of the Company since May 2001. Since 1998 he has been Vice President of Sales and Marketing for Cutco International, Inc., an Olean, NY based subsidiary of Alcas Corporation. He is also a Director of Cutco Korea and Cutco Australia, international branch operations. From 1995 to 1998 he was the Sales Director for International Sales for Cutco. Mr. George graduated from the University of Pittsburgh with a Bachelor's degree in political science with an Asian concentration.

Craig A. Hartburg (age 45) has been a Director of the Company since October 1999. Since 1995 he has been President of Servco Services, Inc., a Bradford, PA based Company. Mr. Hartburg is a graduate of the University of Pittsburgh with a BA degree in economics and political science.

C. Lawrence Shields (age 75) has been a Director of the Company since 1983. He was Chairman of the Board of Directors from 1986 to 1994. In 1971, Mr. Shields founded Control Chief Corporation and served as President and Director until May 1990. Mr. Shields is the father-in-law of Mr. Douglas S. Bell, Chairman and a Director of the Company.

The executive officers of the Company are set forth below. All executive officers are elected at the annual meeting or interim meetings of the Board of Directors. No arrangements or understanding exists between any executive officer and any other person pursuant to which he was elected as an executive officer.

Executive Officers

Douglas S. Bell (age 52) has been a Director of the Company since 1988; Chairman of the Board, President, Chief Executive Officer, and Treasurer of the Company; Director and executive officer with Control Chief Corporation.

David I. Cohen (age 50) has been a Director and Secretary of the Company since May 2001.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table. The following table sets forth the compensation paid to the Chief Executive Officer and other executive officers whose total annual salary and bonus exceeded $100,000 for services rendered to the Company and its subsidiary (Control Chief Corporation) during the periods indicated.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All Other
Name and		Salary	Bonus	Compensation	Awards	Options/	Payouts	Compensation
Principal Position	Year	($)	($)	($)	($)	SARs (#)	($)	($)(1, 2)

Douglas S. Bell	2001	227,145	20,000	0	0	0	0	8,056
Chairman, CEO	2000	227,974	50,000	0	0	0	0	3,680
and Treasurer	1999	206,862	0	0	0	0	0	2,610

Michael A. Zurat	2001	101,327	20,000	0	0	0	0	3,629
Executive Vice-	2000	100,408	10,000	0	0	0	0	2,250
President	1999	88,695	21,500	0	0	0	0	738
(deceased 1-27-02)

  Includes employer contributions made under the nondiscriminatory 401(k) feature of the Company's Profit Sharing Plan. For 2001 Mr. Bell - $5,279; Mr. Zurat - $3,000.
  Includes life insurance premiums paid by the Company on behalf of the employee. For 2001 Mr. Bell - $2,777; Mr. Zurat - $629.

Stock Options

2001 Option Grants. The following table shows information regarding grants of stock options in 2001 to the named executive officers.

Number of
	Securities	Percent of Total
	Underlying	Options/SARs
	Options/SARs	Granted to	Exercise or
	Granted	Employees in	Base Price	Expiration
Name	#	Fiscal Year	($/Share)	Date

Douglas S. Bell	None	N/A	N/A	N/A
Michael A. Zurat	None	N/A	N/A	N/A

Option Exercise Table. The following table shows information regarding the value of options exercised during 2001 and certain information about unexercised options at year-end.

Number of Securities
			Underlying Unexercised		Value of Unexercised
	Options Exercised		Options on		In-the-Money Options on
	During 2001		December 31, 2001		December 31, 2001 ($)(1)
	Shares	Value
	Acquired On	Realized
Name	Exercise	($)(2)	Exercisable	Unexercisable	Exercisable	Unexercisable

Douglas S. Bell	0	0	1,250	0	0	0
Michael A. Zurat	0	0	0	0	0	0

  Value represents the difference between the exercise price and the market value of Common Stock of $2.35 on December 31, 2001. An option in "in-the-money" if the market price of Common Stock exceeds the exercise price.
  Value represents fair market value at exercise minus the exercise price.

Employment Agreement

Mr. Douglas S. Bell and the Company entered into a ten-year employment agreement, pursuant to which Mr. Bell serves as Chief Executive Officer and President of the Company. Mr. Bell currently receives an annual base salary of $225,000. In addition, Mr. Bell may receive performance-based annual increases and/or bonuses. Mr. Bell is also entitled to employee benefits generally made available to other officers of the Company. The term of the employment agreement commenced as of June 1, 1999 and continues through May 31, 2009, unless it is terminated early as defined in the agreement due to the death or disability of Mr. Bell, by the Company for "cause", or the sale of all or substantially all of the assets of the Company. In the event of such termination, the Company has no further liability to Mr. Bell, other than for earned but unpaid compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

The following table provides information regarding beneficial ownership of the Company's Common Stock as of February 28, 2002 by each director and nominee, the Company's Chief Executive Officer, and all executive officers and directors as a group. No other current executive officer received aggregate remuneration in excess of $100,000 during 2001. All persons listed below have sole voting and investment power with respect to their common stock unless otherwise indicated.

Securities Owned By Management

			Total
	Shares of	Common	Beneficial
	Common	Stock	Ownership of	Percentage of
	Stock	Options	Common Stock	Common Stock
Beneficial Owner	Owned	Owned	Outstanding	Outstanding

Douglas S. Bell (1) (2) (3)	427,050	1,250	428,300	43.40%
David I. Cohen (4)	-	375	375	0.04%
Mark A. George (4)	-	375	375	0.04%
Craig A. Hartburg (5)	156	750	906	0.09%
C. Lawrence Shields	625	-	625	0.06%

All Officers, Directors and
Nominees as a Group
(5 persons)	427,831	2,750	430,581	43.63%

  Includes 421,894 shares held with spouse as joint tenants with rights of survivorship.
  Includes 5,156 shares of common stock held by Mr. Bell as trustee for custodial account for his minor child.
  Includes 1,250 shares of common stock subject to acquisition upon exercise of outstanding options granted in 1997.
  Includes 375 shares of common stock subject to acquisition upon exercise of outstanding options granted in 2001.
  Includes 750 shares of common stock subject to acquisition upon exercise of outstanding options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases from Mr. C. Lawrence Shields and Mrs. Dorothy V. Shields its 20,000 square foot office building and approximately 2.5 acres of land located at 200 Williams Street, Bradford, PA. Mr. C. Lawrence Shields is a Director of the Company. This lease agreement expires July 2002 and is renewable at the then fair rental value for a five-year period. During the year ended December 31, 2001, the Company paid $80,000 in rental fees and $17,835 in real estate taxes.

Cohen & Grigsby, P.C. performed legal services for the Company during the year ended December 31, 2001. This law firm is expected to continue to perform such services during the current year. David I. Cohen, a Director of the Company, is a partner in this law firm. The total payments made by the Company to such law firm for legal services was $34,489 for the year ended December 31, 2001.

Servco Services, Inc. performed cleaning services for the Company's office and manufacturing facility during the year ended December 31, 2001 and is expected to continue to perform such services during the current year. Craig A. Hartburg, a Director of the Company, is the President of Servco Services, Inc. The total payments made by the Company to Servco for cleaning services was $25,648 for the year ended December 31, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Control Chief Holdings, Inc.
(Registrant)

Date: April 29, 2002	By: /s/ Douglas S. Bell
Douglas S. Bell
Chairman of the Board,
Chief Executive Officer and President