Form 10QSB
period 2002-03-31
CONTROL CHIEF HOLDINGS INC
filed 2002-05-15
CIK 814853

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2002

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

The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of April 30, 2002 was 986,837 shares.

Transitional Small Business Format (Check one): Yes [ ] No [X]

Control Chief Holdings, Inc. and Subsidiary

Table of Contents

Page
Part I Financial Information

Item 1 Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Operations and Retained Earnings	4
Consolidated Statements of Cash Flows	5
Notes to Financial Statements	6

Item 2 Management's Discussion and Analysis or Plan of Operation	7

Part II Other Informations

Item 5 Other Information	9
Item 6 Exhibits and Reports on Form 8-K	9

Signatures	9

Part I - Financial Information

Item 1. Financial Statements

Control Chief Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,	December 31,
	2002	2001
Assets	(Unaudited)

Current assets
Cash and cash equivalents	$1,180,586	$1,047,031
Marketable securities, at fair value	148,927	149,048
Accounts receivables, less allowance for
doubtful accounts of $36,000 and $36,000	572,455	684,045
Inventories
Work in process	177,188	74,414
Raw materials and subassemblies	1,150,155	1,147,901
Prepaid income taxes	149,066	172,641
Other prepaid items	30,784	30,034
Deferred income taxes	104,066	104,423

Total current assets	3,513,227	3,409,537

Equipment and leasehold improvements, net	590,249	630,473

Total assets	$4,103,476	$4,040,010

Liabilities and Stockholders' Equity

Current liabilities
Current maturities of long-term debt	$ 14,390	$ 15,431
Accounts payable trade	155,374	85,159
Accrued salaries, wages and withholdings	173,208	184,735
Accrued commissions	28,520	42,603
Other accrued items	4,242	517

Total current liabilities	375,734	328,445

Long-term debt, less current maturities	25,632	29,494

Deferred income taxes	66,521	72,173

Stockholders' equity
Common stock, $.50 par value, authorized
5,000,000 shares, issued 1,015,220 shares	507,610	507,610
Capital in excess of par value	1,123,279	1,123,279
Retained earnings	2,196,830	2,171,066
Treasury stock, 28,383 shares, at cost	(116,033)	(116,033)
Accumulated other comprehensive income
Unrealized gain (loss) on available-for-sale securities	(76,097)	(76,024)

Total stockholders' equity	3,635,589	3,609,898

Total liabilities and stockholders' equity	$4,103,476	$4,040,010

See accompanying notes to financial statements.

Control Chief Holdings, Inc. and Subsidiary

Consolidated Statements of Operations and Retained Earnings

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001

Net sales	$1,173,891	$1,318,442

Cost of products sold	564,395	684,310

Gross margin	609,496	634,132

Operating expenses
Selling expenses	275,839	315,152
General and administrative	238,439	254,632
Research and development	34,573	31,919

Total operating expenses	548,851	601,703

Earnings from operations	60,645	32,429

Other income (expense)
Interest expense	(1,134)	(52)
Other income (expense), net	(18,464)	38,111

Earnings before income taxes	41,047	70,488

Provision for income taxes
Currently payable	20,530	33,396
Deferred (benefit)	(5,247)	(1,508)

Provision for income taxes	15,283	31,888

Net earnings	25,764	38,600

Retained earnings, beginning of period	2,171,066	2,210,272

Cash dividends paid	-	(59,216)

Retained earnings, end of period	$2,196,830	$2,189,656

Earnings per common share
Basic	$ .03	$ .04
Diluted	$ .03	$ .04

Dividends paid per common share	$ -	$ .06

Weighted average number of common shares outstanding
Basic	986,837	986,930
Diluted	991,962	994,305

See accompanying notes to financial statements.

Control Chief Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
Cash flows from operating activities
Net earnings	$ 25,764	$ 38,600
Adjustments to reconcile net earnings to net cash
Provided by (used in) operating activities:
Depreciation and amortization	36,513	45,306
Deferred income taxes	(5,247)	(1,508)
Loss on disposal of equipment	15,746
Change in assets and liabilities:
(Increase) decrease in receivables	111,590	144,614
(Increase) decrease in inventories	(105,028)	115,846
(Increase) decrease in prepaid items	22,825	32,468
Increase (decrease) in accounts payable and accruals	48,330	(65,995)

Net cash provided by operating activities	150,493	309,331

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(12,035)	(10,820)

Net cash used in investing activities	(12,035)	(10,820)

Cash flows from financing activities
Repayments of long-term debt	(4,903)	(1,541)
Dividends paid	-	(59,216)

Net cash used in financing activities	(4,903)	(60,757)

Net increase in cash	133,555	237,754

Cash at beginning of period	1,047,031	802,758

Cash at end of period	$1,180,586	$1,040,512

Cash paid during the period for:
Interest	$ 1,134	$ 52
Income taxes	-	14,838

See accompanying notes to financial statements.

Control Chief Holdings, Inc. and Subsidiary

Notes to Financial Statements

1. Basis of Presentation

The financial statements include the accounts of the Control Chief Holdings, Inc. and its wholly owned subsidiary, Control Chief Corporation (together the "Company"). All significant intercompany accounts are eliminated upon consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the annual report of the Company on Form 10-KSB for the year ended December 31, 2001.

2. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of stock options using the treasury stock method, if dilutive.

Part I - Financial Information

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis or plan of operations contained in the Control Chief Holdings, Inc. and Subsidiary annual report on Form 10-KSB for the year ended December 31, 2001.

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

General

Control Chief Holdings, Inc. ("Holdings") functions as a holding company and is the sole shareholder of Control Chief Corporation ("Control Chief"). Control Chief designs, engineers and produces remote control devices for material handling equipment and other industrial applications. These controls use either radio or infrared waves as communications media to transmit control data from portable units to receivers mounted on various types of apparatus. All models of products are microprocessor-based systems. These devices are utilized in concert with material handling equipment, industrial machines, process equipment and mobile apparatus. Control Chief markets its products through a network of independent manufacturers' representatives located in key geographical centers throughout the United States, Canada, Central and South America. Products are also sold through direct efforts, distributors, private labeling agreements and licensees.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months ended March 31, 2002 and 2001.

	Three Months Ended
	March 31,
	2002	2001

Net sales	100.0%	100.0%

Cost of products sold	48.1%	51.9%

Gross margin	51.9%	48.1%

Operating expenses
Selling expenses	23.5%	23.9%
General and administrative	20.3%	19.3%
Research and development	2.9%	2.4%

Total operating expenses	46.7%	45.6%

Earnings from operations	5.2%	2.5%

Other income (expense), net	(1.7%)	2.8%

Earnings before income taxes	3.5%	5.3%

Provision for income taxes	1.3%	2.4%

Net earnings	2.2%	2.9%

NET SALES. Net sales were $1,173,891 for the three months ended March 31, 2002. This compares to net sales of $1,318,442 for the three months ended March 31, 2001. The decrease in net sales totaled $144,551 or 10.9%. The decrease in net sales reflects a downturn in demand for the Company's products resulting from the slow economy and less favorable market conditions.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold decreased by $119,915 for the three months ended March 31, 2002 as compared to the same period last year. This decrease corresponds with the decline in net sales for the period. Gross margin for the three months ended March 31, 2002 was $609,496, or 51.9%. For the three months ended March 31, 2001, gross margin was $634,310 or 48.1%. Overall, the Company's gross margin percentage increased by 3.8% for the months ended March 31, 2002 when compared to the three months ended March 31, 2001. The increase in the gross margin is reflective of management's continuing efforts to reduce production costs.

OPERATING EXPENSES. For the three months ended March 31, 2002, operating expenses decreased by $52,852, or 8.8%, as compared to the same period last year. The decrease results from management's efforts to reduce certain selling, general and administrative expenses. However, because of the Company's decrease in sales, overall operating expenses increased as a percentage of net sales to 46.7% for the three months ended March 31, 2002 versus 45.6% for the three months ended March 31, 2001.

OTHER INCOME (EXPENSE), NET. Other income, net of other expense resulted in expense of ($18,464) for the three months ended March 31, 2002. For the three months period ended March 31, 2001, other income, net of other expense resulted in other income of $38,111. The decrease resulted primarily from a loss recorded with respect to the disposal of certain equipment during the period ended March 31, 2002.

EARNINGS BEFORE INCOME TAXES. Earnings before income taxes were $41,047 for the three months ended March 31, 2002 as compared to $70,488 for the three months ended March 31, 2001, representing a decrease of $29,441 or 41.8%. The decrease is attributable to the decrease in net sales, together with the expense recorded for equipment disposal.

INCOME TAXES. The Company's effective income tax rate on an annualized basis was 37.2% and 45.2% for the three month periods ended March 31, 2002 and 2001, respectively. The lower rate for the 2002 period was a result of the reduced earnings before income taxes in the quarter ended March 31, 2002.

NET EARNINGS. Overall earnings, after income taxes, were $25,764 for the three months ended March 31, 2002 as compared to earnings, after income taxes, of $38,600 for the three months ended March 31, 2001, reflecting a decrease of $12,836 or 33.2%.

EARNINGS PER COMMON SHARE. The Company's basic and diluted earnings per common share was $.03 for the three months ended March 31, 2002 as compared to $.04 per common share for the three months ended March 31, 2001.

Liquidity, Capital Resources and Financial Condition

The Company funds its needs for liquidity and capital resources through cash from operations, and the availability of short-term and long-term borrowings.

The Company has a commercial demand line of credit in the amount of $1,000,000, with a variable interest rate equal to the lender's prime rate or the Euro-Rate plus 2%. The line of credit is used to finance accounts receivable and inventory of the Company. The line of credit is subject to an annual review by the lending bank each February. At March 31, 2002, no amount was outstanding under the line of credit.

The Company also has term loans that were used to finance the purchase of vehicles. The balance of these loans at March 31, 2002 was $40,022.

At March 31, 2002, the Company's net working capital was $3,137,493, compared to $3,081,092 at December 31, 2001. At March 31, 2002, the Company's ratio of current assets to current liabilities was 9.35 to 1 as compared to 10.38 to 1 at December 31, 2001.

During the three months ended March 31, 2002, the Company's cash expenditures for equipment totaled $12,035. In addition, the Company repaid $4,903 on term loans.

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

During the three months ended March 31, 2002, the Company's net cash provided by operating activities was $150,493. Net cash provided by operating activities was $309,331 for the three months ended March 31, 2001.

Part II - Other Information

Item 5. Other Information

SHAREHOLDER PROPOSALS - DEADLINE FOR INCLUSION IN PROXY MATERIALS. Any proposal by a stockholder of the Company to be presented at the 2003 Annual Meeting of Stockholders must be received by the Company on or before March 23, 2003 to be included in the proxy materials of the Company relating to such meeting.

SHAREHOLDER PROPOSALS - DISCRETIONARY VOTING OF PROXIES. In accordance with Rule 14a-4 under the Securities Exchange Act of 1934, if notice of a proposal by a shareholder of the Company intended to be presented at the 2003 Annual Meeting of Shareholders is received by the Company after March 23, 2003, the persons authorized under the Company's management proxies may exercise discretionary authority to vote or act on such proposal if the proposal is raised at the 2003 Annual Meeting of Shareholders.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibit 27, the Financial Data Schedule, is no longer required to be filed.

b) The Company filed no Reports on Forms 8-K during the reporting period.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Control Chief Holdings, Inc.

(Registrant)

Date: May 10, 2002 By: \s\ Douglas S. Bell

Douglas S. Bell

Chairman of the Board,

Chief Executive Officer and President