Form 10QSB
period 2002-06-30
CONTROL CHIEF HOLDINGS INC
filed 2002-08-14
CIK 814853

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The number of shares outstanding of issuer's Common Stock, par value $.50 per share, as of July 31, 2002 was 986,837 shares.

Transitional Small Business Format (Check one): Yes [ ] No [X]

Control Chief Holdings, Inc. and Subsidiaries

Table of Contents

Page
Part I Financial Information

Item 1 Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Operations and Retained Earnings	4
Consolidated Statements of Cash Flows	5
Notes to Financial Statements	6

Item 2 Management's Discussion and Analysis or Plan of Operation	6

Part II Other Informations

Item 6 Exhibits and Reports on Form 8-K	10

Signatures	10

Exhibit 99.1	11

Part I - Financial Information

Item 1. Financial Statements

Control Chief Holdings, Inc. and Subsidiary

Consolidated Balance Sheets
	June 30,	December 31,
	2002	2001
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 915,469	$1,047,031
Marketable securities, at fair value	124,751	149,048
Accounts receivables, less allowance for
doubtful accounts of $36,000 and $36,000	717,650	684,045
Inventories
Work in process	103,390	74,414
Raw materials and subassemblies	1,248,712	1,147,901
Prepaid income taxes	152,756	172,641
Other prepaid items	28,882	30,034
Deferred income taxes	113,879	104,423

Total current assets	3,405,489	3,409,537

Equipment and leasehold improvements, net	623,051	630,473

Total assets	$4,028,540	$4,040,010

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$ 13,860	$ 15,431
Accounts payable trade	142,855	85,159
Accrued salaries, wages and withholdings	117,913	184,735
Accrued commissions	32,509	42,603
Other accrued items	15,612	517

Total current liabilities	322,749	328,445

Long-term debt	22,768	29,494

Deferred income taxes	60,500	72,173

Stockholders' equity
Common stock, $.50 par value, authorized
5,000,000 shares, issued 1,015,220 shares	507,610	507,610
Capital in excess of par value	1,123,279	1,123,279
Retained earnings	2,198,125	2,171,066
Treasury stock, 28,383 shares, at cost	(116,033)	(116,033)
Accumulated other comprehensive income
Unrealized gain (loss) on available-for-sale securities	(90,458)	(76,024)

Total stockholders' equity	3,622,523	3,609,898

Total liabilities and stockholders' equity	$4,028,540	$4,040,010

See accompanying notes to financial statements.

Control Chief Holdings, Inc. and Subsidiary

Consolidated Statements of Operations and Retained Earnings

(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net sales	$1,183,427	$1,299,954	$2,357,318	$2,618,396

Cost of products sold	612,712	617,242	1,177,107	1,301,552

Gross margin	570,715	682,712	1,180,211	1,316,844

Operating expenses
Selling expenses	295,630	334,366	571,469	649,518
General and administrative	260,489	264,020	498,928	518,652
Research and development	26,232	33,600	60,805	65,519
Environmental remediation (credit)	-	(5,989)	-	(5,989)

Total operating expenses	582,351	625,997	1,131,202	1,227,700

Earnings (loss) from operations	(11,636)	56,715	49,009	89,144

Other income (expense)
Interest expense	(718)	(235)	(1,852)	(287)
Other income (expense), net	4,429	10,414	(14,035)	48,525

Earnings (loss) before income taxes	(7,925)	66,894	33,122	137,382

Provision for income taxes (credit)	(9,220)	29,335	6,063	61,223

Net earnings	1,295	37,559	27,059	76,159

Retained earnings, beginning of period	2,196,830	2,189,656	2,171,066	2,210,272

Cash dividends paid	-	-	-	(59,216)

Retained earnings, end of period	$2,198,125	$2,227,215	$2,198,125	$2,227,215

Earnings per common share
Basic	$ .01	$ .04	$ .03	$ .08
Diluted	$ .01	$ .04	$ .03	$ .08

Dividends paid per common share	$ -	$ -	$ -	$ .06

Weighted average number of common shares outstanding

Basic	986,837	986,930	986,837	986,930
Diluted	991,962	994,305	991,962	994,305

See accompanying notes to financial statements.

Control Chief Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2002	2001
Cash flows from operating activities
Net earnings	$ 27,059	$ 76,159
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization	74,920	84,981
Provision (credit) for bad debts	-	-
Deferred income taxes	(11,266)	7,032
Loss on disposal of equipment	15,963	-
Change in assets and liabilities:
(Increase) decrease in receivables	(33,605)	51,885
(Increase) decrease in inventories	(129,787)	90,030
(Increase) decrease in prepaid items	21,037	(46,456)
Increase (decrease) in accounts payable and accruals	(4,125)	(112,821)

Net cash provided by (used in) operating activities	(39,804)	150,810

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(83,461)	(40,682)

Net cash used in investing activities	(83,461)	(40,682)

Cash flows from financing activities
Proceeds from long-term borrowing	-	17,023
Repayments of long-term debt	(8,297)	(3,713)
Dividends paid	-	(59,216)

Net cash used in financing activities	(8,297)	(45,906)

Net increase (decrease) in cash	(131,562)	64,222

Cash at beginning of period	1,047,031	802,758

Cash at end of period	$ 915,469	$ 866,980

Cash paid during the period for:
Interest	$ 1,852	$ 287
Income taxes	7,406	110,831

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

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three and six-month periods ended June 30, 2002 and 2001.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold	51.8%	47.5%	50.0%	49.7%

Gross margin	48.2%	52.5%	50.0%	50.3%

Operating expenses
Selling expenses	24.9%	25.7%	24.3%	24.8%
General and administrative	22.0%	20.3%	21.2%	19.8%
Research and development	2.3%	2.6%	2.5%	2.5%
Environmental remediation (credit)	-	(0.5%)	-	(0.2%)

Total operating expenses	49.2%	48.1%	48.0%	46.9%

Earnings (loss) from operations	(1.0%)	4.4%	2.0%	3.4%

Other income (expense), net	0.4%	0.8%	(0.6%)	1.8%

Earnings (loss) before income taxes	(0.7%)	5.2%	1.4%	5.2%

Provision for income taxes (credit)	(0.8%)	2.3%	0.2%	2.3%

Net earnings (loss)	0.1%	2.9%	1.2%	2.9%

NET SALES. Net sales were $1,183,427 for the three months ended June 30, 2002. This compares to net sales of $1,299,954 for the three months ended June 30, 2001. The decrease in net sales totaled $116,527 or 8.9%. For the six months ended June 30, 2002 and 2001, net sales were $2,357,318 and $2,618,396, respectively, representing a decrease of $261,078 or 10.0% in net sales for the six month ended June 30, 2002. The decrease in net sales reflects a downturn in demand for the Company's products resulting from the slowdown in the economy.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold decreased by $4,530 for the three months ended June 30, 2002 compared to the three months ended last year. For the six months ended June 30, 2002, cost of products sold decreased by $124,445 compared to the six months ended June 30, 2001. This decrease corresponds with the decline in net sales for the three and six months ended June 30, 2002. Gross margin for the three months ended June 31, 2002 was $570,715, or 48.2%. For the three months ended June 30, 2001, gross margin was $682,712, or 52.5%. For the six months ended June 30, 2002, gross margin was $1,180,211 or 50.0%, compared to $1,316,844 or 50.3% for the six months ended June 30, 2001. Overall, the Company's gross margin percentage decreased by 0.3% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

OPERATING EXPENSES. For the three months ended June 30, 2002, operating expenses decreased by $43,646 or 6.9%, compared to the same three months ended last year, and decreased by $96,498 or 7.8% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Selling, general and administrative expenses, expressed as a percentage of net sales were 46.9% and 46.0% for the three months ended June 30, 2002 and 2001, respectively, and decreased by $42,267 for the three months ended June 30, 2002 when compared to the three months ended June 30, 2001. For the six months ended June 30, 2002 and 2001, selling, general and administrative expenses expressed as a percentage of net sales were 45.5% and 44.6%, respectively, and decreased by $97,773 for the six months ended June 30, 2002 compared to six months ended June 30, 2001. Research and development expenses decreased by $7,368 for the three months ended June 30, 2002 compared to the same three months ended last year, and for the six months ended June 30, 2002, decreased by $4,714 compared to the six months ended June 30, 2001. Total operating expenses expressed as a percentage of net sales were 49.2% and 48.0% for the three and six months ended June 30, 2002, respectively, versus 48.0% and 46.9% for the three and six months ended June 30, 2001, respectively.

OTHER INCOME (EXPENSE), NET. Other income, net of other (expense) was $4,429 for the three months ended June 30, 2002 versus $10,414 compared to the same three months ended last year. For the six months ended June 30, 2002 and 2001, other income, net of (expense) was ($14,035) and $48,525, respectively. The decrease results from the loss from the disposal of equipment and a decline in the investment earnings of the Company's cash and cash equivalents.

EARNINGS (LOSS) BEFORE INCOME TAXES. Earnings (loss) before income taxes were ($7,925) for the three months ended June 30, 2002 as compared to pre-tax income of $66,894 for the three months ended June 30, 2001. For the six months ended June 30, 2002 and 2001, earnings before income taxes were $33,122 and $137,382, respectively.

INCOME TAXES. The Company's effective income tax rate was 18.3% based on pre-tax income of $33,122 for the six months ended June 30, 2002. For the six months ended June 30, 2001, the Company's effective tax rate was 44.5% based on pre-tax income of $137,382.

NET EARNINGS. Overall earnings, after income taxes, were $1,295 for the three months ended June 30, 2002 as compared to earnings, after income taxes, of $37,559 for the three months ended June 30, 2001. For the six months ended June 30, 2001 and 2000, net earnings were $27,059 and $76,159, respectively.

EARNINGS (LOSS) PER COMMON SHARE. The Company's basic and diluted earnings (loss) per common share was $.01 for the three months ended June 30, 2002 as compared to $.04 per common share for the three months ended June 30, 2001. For the six months ended June 30, 2002 and 2001, the Company's basic and diluted earnings per common share were $.03 and $.08, respectively.

Liquidity, Capital Resources and Financial Condition

The Company funds its needs for liquidity and capital resources through cash from operations, and the availability of short-term and long-term borrowings.

The Company has a commercial demand line of credit in the amount of $1,000,000, with a variable interest rate equal to the lender's prime rate or the Euro-Rate plus 2%. The line of credit is used to finance accounts receivable and inventory of the Company. The line of credit is subject to an annual review by the lending bank each February. At June 30, 2002, no amount was outstanding under the line of credit. The Company also has term loans used to finance the purchase of vehicles. The balance of these loans at June 30, 2002 was $36,628.

At June 30, 2002, the Company's net working capital was $3,082,740, compared to $3,081,092 at December 31, 2001. At June 30, 2002, the Company's ratio of current assets to current liabilities was 10.55 to 1 compared to 10.38 to 1 at December 31, 2001.

During the six months ended June 30, 2002, the Company's cash expenditures for equipment totaled $83,461. In addition, during the six months ended June 30, 2002, the Company repaid principal on term loans of $8,297. There were no cash dividends paid by the Company and there were no long-term borrowings by the Company during the six months ended June 30, 2002.

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

During the six months ended June 30, 2002, the Company's net cash used in operating activities was ($39,804) as compared to net cash provided by operating activities of $150,810 for the six months ended June 30, 2001.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following Exhibits are filed herewith or incorporated by reference herein.

No.	Exhibit	Location

3-1	Certificate of Incorporation of Digimetrics, Inc.	Incorporated by reference from Digimetrics, Inc.'s Registration Statement on Form 10 File No. 0-15919 ("Form 10").

3-2	By-laws of Digimetrics, Inc.	Incorporated by reference from Digimetrics, Inc.'s Form 10.

3-3	Certificate of Amendment of the Certificate of Incorporation of Digimetrics, Inc.	Incorporated by reference from Form 10-KSB File No. 0-15919 for the fiscal year ended June 30, 1993 as Exhibit 3-3.

4-1	Specimen of Common Stock Certificate	Incorporated by reference from Digimetrics, Inc.'s Form 10.

99.1	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	Attached herewith.

(b) Reports on Form 8-K.

The Registrant filed no Reports on Form 8-K during the reporting period.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Control Chief Holdings, Inc.

(Registrant)

Date: August 14, 2002 By: \s\ Douglas S. Bell

Douglas S. Bell

Chairman of the Board,

Chief Executive Officer and President

Exhibit 99.1

CERTIFICATION PURSUANT TO SECTION 906

OF THE SARBANES - OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Control Chief Holdings, Inc. (the "Company") for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002 (the "Report"), the undersigned, in the capacities and dates indicated below, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Douglas S. Bell

Douglas S. Bell

President, Chief Executive Officer and Director

By: /s/ Douglas S. Bell

Douglas S. Bell

Treasurer and Chief Financial Officer